Form 10QSB
period 2005-09-30
Cereplast Inc
filed 2005-11-15
CIK 1324759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED September 30, 2005

                       Commission file number: 333-126378
                                               -----------

                                 CEREPLAST, INC.
                     ---------------------------------------
             (Exact name of Registrant as Specified in its Charter)


      Nevada                                            91-2154289
-----------------                                ----------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


         3421-3433 West El Segundo Boulevard, Hawthorne, California 90250
             -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (310) 676-5000
                           --------------------------
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(B) of the Act:


                                                        Name of Each Exchange On
 Title of Each Class                                         Which Registered

    COMMON STOCK                                                   OTC

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes      X                No _______
                                        --------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         As of October 31, 2005 the number of shares outstanding of the registrant's only class of common stock was 162,171,262.

         Transitional Small Business Disclosure Format (check one):

                                    Yes ________              No    X
                                                              ---------


                                TABLE OF CONTENTS

                                                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004...........................2

         Statements of Operations for the Three Months and Nine Months ended
         September 30, 2005 (unaudited) and September 30, 2004 (unaudited)...................................3

         Statement of Stockholders' Deficit for the Year Ended December 31, 2004,
         and for the Nine Months Ended September 30, 2005 (unaudited)........................................4

         Statements of Cash Flows for the Nine Months ended
         September 30, 2005 (unaudited) and September 30, 2004 (unaudited)...................................6

         Notes to Financial Statements (unaudited)...........................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................................................9

Item 3.  Controls and Procedures............................................................................13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................................................13

Item 2.  Changes in Securities..............................................................................13

Item 3.  Defaults upon Senior Securities....................................................................14

Item 4.  Submission of Matters to a Vote of Security Holders................................................14

Item 5.  Other Information..................................................................................14

Item 6.  Exhibits and Reports on Form 8-K...................................................................14

Signatures..................................................................................................16


PART I.    FINANCIAL INFORMATION

Item 1.    CONDENSED FINANCIAL STATEMENTS

                                CEREPLAST, INC.
                            CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                                                          Quarter Ended       Year Ended
                                                                          -------------     --------------
                                                                          September 30,      December 31,
                                                                              2005               2004
                                                                          -------------     --------------
                                                                           (unaudited)
                                                   ASSETS
Current Assets
   Cash                                                                   $      13,074     $        4,705
   Accounts Receivable, Net                                                     104,351             35,582
   Inventory                                                                    148,172            194,173
   Prepaid Taxes                                                                  1,753                  -
                                                                          -------------     --------------
                        Total Current Assets                                    267,350            234,460
                                                                          -------------     --------------

Property and Equipment
   Property and Equipment, net                                                  360,610            159,209

    Accumulated Depreciation and Amortization                                   (65,947)           (34,607)
                                                                          -------------     --------------
                       Net Property and Equipment                               294,663            124,602
                                                                          -------------     --------------

Other Assets
   Intangibles, Net                                                               1,995              2,205
   Deposits                                                                      33,717              1,684
                                                                          -------------     --------------
                        Total Other Assets                                       35,712              3,889
                                                                          -------------     --------------

                       Total Assets                                       $     597,725     $      362,951
                                                                          =============     ==============

                               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
   Accounts Payable                                                       $     146,564     $      220,442
   Other Payable                                                                  2,920                  -
   Accrued Expenses                                                              40,580             59,590
   Credit Lines                                                                  45,290             32,212
   Note Payable, Customer                                                        50,000                  -
   Shareholders' Loan                                                           249,375                  -
   Capital Leases, Current Portion                                               36,872              8,863
   Loan Payable, Current Portion                                                  9,573              9,102
                                                                          -------------     --------------
                      Total Current Liabilities                                 581,174            330,209
                                                                          -------------     --------------

Long-Term Liabilities
   Capital Leases                                                               138,690             14,635
   Loan Payable                                                                  27,922             35,162
   Shareholders' Loan                                                                 -            158,170
                                                                          -------------     --------------
                       Total Long-Term Liabilities                              166,612            207,967
                                                                          -------------     --------------

                       Total Liabilities                                        747,786            538,176

Shareholders' Equity (Deficit)
      Preferred Stock, $0.001 par value;
      5,000,000 authorized preferred shares;
      0 and 75,000 shares issued and outstanding                                      -                 75
      Common Stock, $0.001 par value;
      475,000,000 authorized shares;
      162,171,262 and 129,826,125 shares issued and outstanding                 162,172            129,827
     Additional Paid in Capital                                                 781,653            137,300
     Accumulated Deficit                                                     (1,093,886)          (442,427)
                                                                          -------------     --------------
                      Total Shareholders' Equity (Deficit)                     (150,061)          (175,225)
                                                                          -------------     --------------
                      Total Liabilities and Shareholders' Equity (Deficit)$     597,725     $      362,951
                                                                          =============     ==============

                 See Accompanying Notes to Financial Statements

                                 CEREPLAST, INC.
                            STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                   Quarter Ended                        Nine Months Ended
                                                        -------------------------------------  -------------------------------------
                                                           September 30,      September 30,      September 30,       September 30,
                                                               2005                2004               2005               2004
                                                        ------------------  -----------------  -----------------  ------------------


REVENUES                                                $         172,935   $        274,536   $        464,052   $         494,403

COST OF SALES                                                     179,229            295,179            418,970             473,965
                                                        ------------------  -----------------  -----------------  ------------------

             GROSS PROFIT                                          (6,294)           (20,643)            45,082              20,438

OPERATING EXPENSES                                                224,524             45,844            663,155             192,573
                                                        ------------------  -----------------  -----------------  ------------------

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES                       (230,818)           (66,487)          (618,073)           (172,135)

OTHER EXPENSES
  Interest                                                        (14,988)            (5,921)           (33,386)            (15,715)
                                                        ------------------  -----------------  -----------------  ------------------

                  NET LOSS                              $        (245,806)  $        (72,408)  $       (651,459)  $        (187,850)
                                                        ==================  =================  =================  ==================

BASIC AND DILUTED LOSS PER SHARE                        $           (0.00)  $          (0.00)
                                                        ==================  =================

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                    151,590,529        128,194,151
      BASIC AND DILUTED                                 ==================  =================





                 See Accompanying Notes to Financial Statements
                                        3

                                CEREPLAST, INC.
                       STATEMENT OF SHAREHOLDERS' DEFICIT
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                                                Additional
                                                  Common stock             Preferred stock      Paid-in      Accumulated
                                           -------------------------- ----------------------
                                             Shares       Amount       Shares       Amount      Capital        Deficit       Total
                                           ------------ ------------- ----------- ---------- ------------ --------------  ----------
Balance, December 31, 2003                 123,172,500  $ 123,173           -     $      -   $    1,827   $   (155,729)   $ (30,729)

Issuance of preferred stock in February
2004 for cash (75,000 preferred shares
issued at $1.00 per share)                           -          -      75,000           75       74,925              -       75,000

Issuance of common stock in March 2004
for services (6,406,125 common shares
issued at fair value)                        6,406,125      6,406           -            -       58,296              -       64,702

Net Loss                                             -          -           -            -            -       (115,442)    (115,442)
                                           ------------ ------------- ----------- ---------- ------------ --------------  ----------
Balance, June 30, 2004                     129,578,625    129,579      75,000           75      135,048       (271,171)      (6,469)

Issuance of common stock in December 2004
for services (247,500 common shares issued
at fair value)                                 247,500        248           -            -        2,252              -        2,500

Net Loss                                             -          -           -            -            -       (171,256)    (171,256)
                                           ------------ ------------- ----------- ---------- ------------ --------------  ----------
Balance, December 31, 2004                 129,826,125  $ 129,827      75,000     $     75   $  137,300   $   (442,427)   $(175,225)

Issuance of common stock in March 2005 for
cash (2,000,031 common shares issued at
$0.02 per share )                            2,000,031      2,000           -            -       37,975              -       39,975

Issuance of common stock in March 2005 for
cash (660,000 common shares issued at
$0.03 per share )                              660,000        660           -            -       20,588              -       21,248

Converted preferred shares to common shares  2,475,000      2,475     (75,000)         (75)      (2,400)             -            -

Net Loss                                             -          -           -            -            -        (37,755)     (37,755)
                                           ------------ ------------- ----------- ---------- ------------ --------------  ----------
Balance, March 31, 2005                    134,961,156  $ 134,962           -     $      -   $  193,463   $   (480,182)   $(151,757)


Issuance of common stock in April 2005 for
cash (25,000,000 common shares issued at
$0.02 per share)                            25,000,000     25,000           -            -      475,000              -      500,000

Issuance of common stock in April 2005 for
services (660,000 common shares issued at
$0.02 per share)                               660,000        660           -            -       12,540              -       13,200

                 See Accompanying Notes to Financial Statements
                                        4

                                CEREPLAST, INC.
                       STATEMENT OF SHAREHOLDERS' DEFICIT
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                                                Additional
                                                  Common stock             Preferred stock      Paid-in      Accumulated
                                           -------------------------- ----------------------
                                             Shares       Amount       Shares       Amount      Capital        Deficit       Total
                                           ------------ ------------- ----------- ---------- ------------ --------------  ----------

Issuance of common stock in April 2005 for
services (678,106 common shares issued at
fair value)                                    678,106        678           -            -       14,322              -       15,000

Issuance of common stock in April 2005 for
cash (415,000 common shares issued at $0.10
per share)                                     415,000        415           -            -       41,085              -       41,500

Issuance of common stock in May 2005 for
cash (212,000 common shares issued at $0.10
per share)                                     212,000        212           -            -       20,988              -       21,200

Issuance of common stock in June 2005 for
cash (215,000 common shares issued at $0.10
per share)                                     215,000        215           -            -       21,285              -       21,500

Subscription receivable                         30,000         30                                 2,970                       3,000

Net Loss                                             -          -           -            -            -       (367,898)    (367,898)
                                           ------------ ------------- ----------- ---------- ------------ --------------  ----------
Balance, June 30, 2005                     162,171,262    162,172           -            -      781,653       (848,080)      95,745

Common Stock Subscribed                        (30,000)       (30)          -            -       (2,970)             -       (3,000)

Common Stock issued                             30,000         30           -            -        2,970              -        3,000

Net Loss                                             -          -           -            -            -       (245,806)    (245,806)
                                           ------------ ------------- ----------- ---------- -------------- ------------  ----------

Balance, September 30, 2005                162,171,262  $ 162,172           -     $      -   $  781,653    $(1,093,886)   $(150,061)
                                           ============ ============= =========== ========== ============== ============  ==========

                 See Accompanying Notes to Financial Statements

                                CEREPLAST, INC.
                            STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


                                                                                            Nine Months Ended
                                                                                    ----------------------------------
                                                                                     September 30,     September 30,
                                                                                         2005              2004
                                                                                    ----------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                            $      (651,459)  $      (187,850)
 Adjustment to reconcile net loss to net cash
  used in operating activities
 Depreciation and amortization                                                               31,550            18,258
 Common stock issued for services                                                            28,200            64,703
    (Increase) Decrease in:
    Accounts Receivable                                                                     (68,767)          (44,302)
    Inventory                                                                                46,000            64,494
    Deposits                                                                                (32,033)                -
    Prepaid Taxes                                                                            (1,753)                -
    Increase (Decrease) in:
    Accounts Payable                                                                        (73,877)           15,253
    Other Payables                                                                            2,920                 -
    Accrued Expenses                                                                        (19,009)          (15,282)
                                                                                    ----------------  ----------------

NET CASH USED IN OPERATING ACTIVITIES                                                      (738,228)          (84,726)
                                                                                    ----------------  ----------------

NET CASH USED IN INVESTING ACTIVITIES:
 Purchase of property and equipment, and intangibles                                        (17,700)           (2,170)
                                                                                    ----------------  ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Bank overdraft                                                                                   -                 -
 Advances from shareholders                                                                  36,838                 -
 Payments on advances from shareholders                                                     (45,634)          (89,508)
 Advances on  Credit Lines                                                                   13,077             1,472
 Payments on Capital Leases                                                                 (31,638)           (3,275)
 Payments on Term Loan Payable                                                               (6,769)           (3,555)
 Funds received from Term Loan Payable                                                            -            50,000
 Proceeds from Notes Payable                                                                150,000                 0
 Proceeds from issuance of preferred stock                                                        -            75,000
 Proceeds from issuance of common stock                                                     648,423                 -
                                                                                    ----------------  ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   764,297            30,134
                                                                                    ----------------  ----------------

NET INCREASE (DECREASE) IN CASH                                                               8,369           (56,762)

CASH, BEGINNING OF PERIOD                                                                     4,705            67,790
                                                                                    ----------------  ----------------

CASH, END OF PERIOD                                                                 $        13,074   $        11,028
                                                                                    ================  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                                    $        23,927   $        10,560
                                                                                    ================  ================



                 See Accompanying Notes to Financial Statements
                                        6

                                 CEREPLAST, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


1.   ORGANIZATION AND LINE OF BUSINESS

     ORGANIZATION

     Cereplast, Inc. (the "Company" or "Cereplast") was incorporated in the state of Nevada on September 29, 2001. The Company, based in Hawthorne and San Francisco, California, began commercial operations January 1, 2002 to provide products and services for biodegradable packaging and organic waste systems in the food service and beverage industries. The Company rents two industrial and research and development spaces in California.

     The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements for the year ended December 31, 2004 and the notes thereto included in the Company's Annual Report.

     The balance sheet at December 31, 2004 has been derived from the Company's year-end audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     LINE OF BUSINESS

     The Company had developed a breakthrough technology to produce proprietary bio-based resins, which are used as substitutes for conventional petroleum-based plastics in a variety of applications, including the manufacture of food service items such as utensils, plates, cups, and straws. The Company also provides core procurement services in setting up specialized waste recovery processes for organic materials. This assists governments, businesses, communities, schools and individuals in finding innovative ways to reach sustainability in the use and disposal of biodegradable packaging relying on organic material through sophisticated waste recovery systems.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of significant accounting policies of Cereplast, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

     LIQUIDITY AND GOING CONCERN

     The Company has sustained operating losses since its inception and has negative working capital. The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions.

     The Company has obtained funds from its shareholders since its inception through September 30, 2005. Management believes this funding will continue, and is actively seeking new investors. See Note 3.


3.   CAPITAL STOCK

     At September 30, 2005 the Company had 162,171,262 shares of common stock outstanding.


4.   RELATED PARTY

     At September 30, 2005 and December 31, 2004 loans made to the Company by one of its shareholders in the amount of $149,375 and $158,170, respectively, were outstanding. These loans bear interest at a rate of 6% per year. The principal and interest is due and payable in June 2006.

     During the nine months ended September 30, 2005, another shareholder of the Company loaned $100,000 to the Company at the rate of 9% per year. The principal and interest is due and payable in December 2005.

     During the nine months ended September 30, 2005, one of the Company's customers loaned $50,000 to the Company at the rate of 9% per year. The principal and interest is due and payable in June 2006.


5.   SUBSEQUENT EVENTS

     On or about October 18, 2005, the Company commenced a private placement of up to four million (4,000,000) shares of its common stock (the "Shares") at a price of five cents ($0.05) per Share. The private placement, which was made in reliance upon an exemption from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended, was terminated by the Company on November 12, 2005. The Company raised approximately $145,500 in gross proceeds from this offering.

     On or about November 15, 2005, the Company commenced a private placement of up to ten million (10,000,000) shares of its common stock at a price of ten cents ($0.10) per Share. This private placement is being made in reliance upon an exemption from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS

         This Form 10-QSB may contain "forward-looking statements," as that term is used in federal securities laws, about Cereplast, Inc.'s financial condition, results of operations and business. These statements include, among others:

     o statements concerning the potential benefits that Cereplast, Inc. (the "Company," "we," or "Cereplast") may experience from its business activities and certain transactions it contemplates or has completed; and

     o statements of Cereplast's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-QSB. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," "opines," or similar expressions used in this Form 10-QSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Cereplast's actual results to be materially different from any future results expressed or implied by Cereplast in those statements. The most important facts that could prevent Cereplast from achieving its stated goals include, but are not limited to, the following:

          (a)  volatility or decline of Cereplast's stock price;

          (b)  potential fluctuation in quarterly results;

          (c)  failure of Cereplast to earn revenues or profits;

          (d) inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement its business plans;

          (e)  failure to commercialize Cereplast's technology or to make sales;

          (f)  changes in demand for Cereplast's products and services;

          (g)  rapid and significant changes in markets;

          (h) litigation with or legal claims and allegations by outside parties;

          (i)  insufficient revenues to cover operating costs.

         There is no assurance that Cereplast will be profitable, Cereplast may not be able to successfully develop, manage or market its products and services, Cereplast may not be able to attract or retain qualified executives and technology personnel, Cereplast may not be able to obtain customers for its products or services, Cereplast's products and services may become
                                        9
obsolete, government regulation may hinder Cereplast's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in Cereplast's businesses.

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Cereplast cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-QSB. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that Cereplast or persons acting on its behalf may issue. Cereplast does not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB, or to reflect the occurrence of unanticipated events.

CURRENT OVERVIEW

         We are engaged in the development, manufacture and sale of bio-based resins which are used as substitutes for conventional, petroleum based plastics in a variety of applications, including the manufacture of food service items such as utensils, plates, cups and straws. Our bio-based resins are made from renewable resources such as corn, wheat and potato starch, which are bio-degradable, bio-based and compostable. Our resins incorporate several natural ingredients including starch derived from corn starch, wheat starch or potato starch, poly lactic acid and other biodegradable components to insure the physical properties of the end product.

         We develop and manufacture each of our resins at our facility to create various grades of our resins. We then sell our resins to traditional plastic converters. Each of our resins is truly thermoplastic and can be processed on conventional equipment for various applications including injection molding, thermoforming, blow molding and extrusions. As a result, plastic manufacturers do not need to change their equipment in order to accommodate our resins. We believe our resins provide plastic manufacturers with an environmentally safe and economically viable alternative to conventional, petroleum-based plastics.

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We monitor our estimates on an on-going basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

         We have identified the policies below as critical to our business operations and the understanding of our results of operations.

         REVENUE RECOGNITION. Our revenue recognition polices are in compliance with Staff accounting bulletin (SAB) 101. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations by us exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004.

         Revenues decreased by $101,601, or 37.01%, to $172,935 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Revenues decreased by $30,351, or 6.14%, to $464,052 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The decrease in revenue was a result of setting up new equipment and training technicians.

COST OF SALES

         Cost of sales decreased by $115,950 or 39.28%, to $179,229 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. As a percentage of sales, cost of sales was 103.64% for the three months ended September 30, 2005 compared to 107.52% for the three months ended September 30, 2004, indicating a 3.88% decrease. Cost of sales decreased by $54,995 or 11.60%, to $418,970 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. As a percentage of sales, cost of sales was 90.29% for the nine months ended September 30, 2005 compared to 95.87% for the nine months ended September 30, 2004, indicating a 5.58% decrease. Management attributes the decrease in cost of sales to a decrease of products being sold. The slight decrease in cost of sales as a percentage of total sales in 2005 reflects increased efficiency.

GROSS PROFIT

         Gross profit increased $14,346, or 69.50%, to ($6,294) for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Gross profit increased $24,644, or 120.58%, to $45,082 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The gross profit margin also increased 220.58% to 9.71% for the nine months ended September 30, 2005 compared to 4.13% for the nine months ended September 30, 2004, primarily due to the product mix sold.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative ("G&A") expenses increased by $175,441, or 451.67%, to $214,284 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. G&A expenses increased by $400,735, or 239.02%, to $568,391 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

This increase in G&A expenses was a result of an increase in staff salaries of $103,654, and professional and consulting fees of $200,486.

RESEARCH AND DEVELOPMENT

         Research and development ("R&D") costs increased by $3,239 or 46.26%, to $10,240 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. R&D costs increased by $69,847, or 35.67%, to $94,764 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This increase in R&D costs was a result of Cereplast manufacturing its own resin in-house.

NET LOSS

         Net loss increased by $173,398, or 239.47%, to $245,806 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Net Loss increased by $463,609, or 246.80%, to $651,459 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This increase in net loss was a result of increased G&A expenses and R&D costs for our growth. Currently operating costs exceed revenue because sales are not yet significant. We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had net cash of $13,074 at September 30, 2005, as compared to $11,028 at September 30, 2004.

         The Company had a working capital deficit (i.e. the difference between current assets and current liabilities) of $313,824 at September 30, 2005, as compared to working capital equity of $9,327 at September 30, 2004. The increase in the working capital deficit was partly due to financing of manufacturing equipment of $183,700, during the nine months ended September 30, 2005.

         During the nine months ended September 30, 2005, the Company used $738,228 of cash for operating activities, as compared to $84,726 during the nine months ended September 30, 2004. The increase in the use of cash for operating activities was a result of hiring staff, legal fees incurred to go public, and research and development costs incurred to produce the resin in-house.

         Cash used in investing activities to purchase equipment during the nine months ended September 30, 2005 was $17,700 compared to $2,170 during the nine months ended September 30, 2004.

         Cash provided by financing activities relating to the issuance of shares of common stock during the nine months ended September 30, 2005 was $648,423, as compared to $0 during the nine months ended September 30, 2004.

In addition the Company received $100,000 and $50,000 in funds for the operation of the Company, at an interest rate of 9%, due and payable in December 2005, and June 2006 respectively.

         The Company will continue to market its products through sales leads, referrals, and marketing to increase its customer base, and will raise further capital through the issuance of common stock.

Item 3.    CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, is made known to the Company's Chief Executive Officer and Chief Financial Officer by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.


PART II.  - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS
None.


Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On or about October 18, 2005, the Company commenced a private placement of up to four million (4,000,000) shares of its common stock (the "Shares" or the "Common Stock") at a price of five cents ($0.05) per Share. The private placement, which was made in reliance upon an exemption from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended, was terminated by the Company on November 12, 2005. The Company raised approximately $145,500 in gross proceeds (approximately $138,950 in net proceeds) from this offering.

         The net cash proceeds of approximately $138,950 from this offering of Common Stock are estimated to be utilized to pay costs associated with expansion of the Company's manufacturing facility, research and development, test marketing, advertising and marketing, raw materials, accounts payable, and for general working capital.

         On or about November 15, 2005, the Company commenced a private placement of up to ten million (10,000,000) shares of its common stock at a price of ten cents ($0.10) per Share. This private placement is being made in reliance upon an exemption from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended. The offering will terminate on or before December 31, 2005, unless extended by the Company for up to an additional 30 days.

         Assuming the placement of $1,000,000 of Common Stock, and after the payment of offering costs, the net proceeds from the placement of the Common Stock are estimated to be approximately $990,000. The net cash proceeds of $990,000 from the offering of the Common Stock are estimated to be utilized to pay costs associated with expansion of the Company's manufacturing facility, research and development, test marketing, advertising and marketing, raw materials, accounts payable, and for general working capital.

         The above budgets are only an estimate of our planned use of capital. We may reallocate the estimated use of proceeds among the various categories or to new applications if management deems such a reallocation to be appropriate. We cannot assure that the proceeds of the offerings will be sufficient to satisfy our operational needs or that we will have sufficient capital to fund our business.

Item 3.    DEFAULTS UPON SENIOR SECURITIES
None.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.


Item 5.    OTHER INFORMATION
None.


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT NO.                DESCRIPTION

       3.1         Articles of Incorporation (1)
       3.2         Certificate of Amendment to the Articles of  Incorporation dated February 26, 2003 (1)
       3.3         Certificate of Amendment to the Articles of  Incorporation dated July 19, 2004 (1)
       3.4         Certificate of Amendment to the Articles of Incorporation dated March 18, 2005 (1)
       3.5         Bylaws (1)
       4.1         Form of  Subscription Agreement used in connection  with private offering dated April
                   2005 (2)




       4.2         Stock Option Plan (2)
       4.3         Form of Subscription  Agreement used in connection with private offering of 872,000 shares of common stock (2)
       10.1        Sale and  Purchase Agreement entered between the Company and Cargill Dow LLC (2)
       10.2        Memorandum of Understanding Entered with William Kelly (2)
       10.3        Agency Agreement entered with Russell Wegner (2)
       10.4        Agency Agreement entered with Robert Dobbs (2)
       10.5        Lease entered with El Segundo/Yukon Partners LLC (3)
       10.6        Promissory Note in the amount of $100,000 in the name of Wings Fund, Inc. (3)
       10.7        Promissory Note in the amount of $50,000 in the name of Yanosan Group (3)
       14.1        Code of Ethics(1)
       31.1        Section 302 Certification
       32.1        Section 906 Certification

---------------------

     (1) Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated July 5, 2005.

     (2) Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 26, 2005.

     (3) Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated September 21, 2005.

(b) The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the quarter for which this report is filed.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 2005         CEREPLAST, INC.

                                 By:  \s\ Frederic Scheer
                                 -----------------------------------------------
                                 Frederic Scheer, President, Chief Executive
                                 Officer, Principal Financial/Accounting Officer and Chairman


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Frederic Scheer                             Dated: November 15, 2005
     ---------------------------------------
    Frederic Scheer, President, Chief Executive
    Officer, Principal Financial/Accounting,
    and Chairman


By:  /s/ Raylen Jensen                               Dated: November 15, 2005
     ---------------------------------------
    Raylen Jensen, Director


By: /s/ Brian Altounian                              Dated: November 15, 2005
    ----------------------------------------
    Brian Altounian, Director