Form 10KSB
period 2005-12-31
Cereplast Inc
filed 2006-03-30
CIK 1324759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 333-126378

                                 CEREPLAST, INC.
                          (A development stage company)
                 (Name of small business issuer in its charter)

              Nevada                                      91-2154289
   State or other jurisdiction             I.R.S. Employer Identification Number
of incorporation or organization

                       3421-3433 West El Segundo Boulevard
                           Hawthorne, California 90250
                     (Address of principal executive office)

                    Issuer's telephone number: (310) 676-5000

       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The Issuer's revenues for the year ending December 31, 2005 were $542,699.

As of March 20, 2006 the number of shares outstanding of the Issuer's common stock was 199,483,262.

As of March 20, 2006 the aggregate number of shares held by non-affiliates was approximately 71,870,637.

As of March 20, 2006 the aggregate market value of the Issuer's common stock held by non-affiliates was $56,059,096.86, based on the average bid and asked price of $0.78 per share as of March 20, 2006.

Documents incorporated by reference None

                                   FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                      INDEX

                                                                       Page
                                                                       ----
PART I
   ITEM 1. DESCRIPTION OF BUSINESS                                        5
   ITEM 2. DESCRIPTION OF PROPERTY                                        9
   ITEM 3. LEGAL PROCEEDINGS                                              9
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.            9

PART II                                                                  10
   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
           STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER
           PURCHASES OF EQUITY SECURITIES.                               10
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
           OF OPERATION                                                  12
   ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                   17
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE                        17
   ITEM 8A. CONTROLS AND PROCEDURES                                      17
   ITEM 8B. OTHER INFORMATION                                            17

PART III                                                                 18
   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS; COMPLIANCE  WITH SECTION 16(a)
           OF THE EXCHANGE ACT.                                          18
   ITEM 10. EXECUTIVE COMPENSATION                                       18
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS        20
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               20
   ITEM 13. EXHIBITS                                                     22
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                       23

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to "Cereplast", "CERP". "the Company," "we," "us," and "our" refer to Cereplast, Inc. Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis or Plan of Operation," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under US federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

History

      We were incorporated on September 29, 2001 in the State of Nevada under the name of Biocorp North America Inc. On March 18, 2005, we filed an amendment to our certificate of incorporation to change our name to Cereplast, Inc.

Overview

      We were initially engaged in the sale of finished products, such as utensils and drinking straws, that were manufactured by third parties using our resins. However, we elected to shift our focus to the development, manufacture and sale of bio-based resins and in August 2005, we commenced the limited sale of resins. Prior to August 2005, primarily all of our revenue was generated through the sale of finished products.

      Each of our finished products have been approved by the Biodegradable Products Institute (BPI), which is a certification program founded by Frederic Scheer, our CEO and President, who currently serves as Chairman Emeritus and a board member of BPI. In 2005 some of our resins were approved by the BPI and we are applying to have other approved. In order to have our products and resins approved by BPI, we are required to pay an evaluation fee as well as an annual licensing fee for the use of the BPI logo. The significance of obtaining the logo is to illustrate to consumers that the product will biodegrade, disintegrate and compost. The State of California requires the affixation of the BPI logo in order to market a product as compostable and local agencies and cities are requiring the logo for products to be used in composting programs.

      As we increase our resin based business we have been slowly winding down our finished products business. We expect to cease the sale of finished products and to be solely producing resins by the middle of 2007.

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

      We manufacture each of our resins at our facility to create various grades of our resins. We then sell our resins to plastic manufacturers. Each of our resins are thermoplastic and can be processed on conventional equipment for various applications including injection molding, thermoforming, blow molding and extrusions. As a result, plastic manufacturers do not need to change their equipment in order to accommodate our resins. We believe our resins provide plastic manufacturers with an environmentally safe and economically viable alternative to conventional, petroleum-based plastics. Our web site address is www.cereplast.com.

Finished Products

      We currently sell finished products including various types of dinnerware such as bowls, plates and utensils that are manufactured by third parties using our resins. During the first quarter of 2005, we commenced the marketing of NAT-UR (R) straws and higher heat resistant utensils. From inception to August 2005, all of our revenues were generated through the sales of finished products. We are currently undergoing a switch in our business plan from the sale of finished products to the manufacture and sale of resins. As we increase our resin based business we have been slowly winding down our finished products business. We expect to cease the sale of finished products and to be solely producing resins by the middle of 2007.

Resins

      Traditional foodservice disposables, wraps, and paperboard are currently manufactured from a variety of materials, including paper and plastic. We believe that none of these materials fully addresses three of the principal challenges facing the foodservice industry; namely performance, price, and environmental impact. We believe plastics that are manufactured with our resins address the combination of these challenges better than traditional alternatives.

      To date, our resins have been used to produce limited commercial quantities of foodservice ware including utensils, plates, cups and straws intended for use by all segments of the foodservice disposable packaging market, including quick-service restaurants, food and facilities management companies, the U.S. government, universities/colleges, and retail operations. These products were manufactured using our resins which minimize the harmful impact on the environment without sacrificing competitive price or performance.

      Our resins are primarily made from abundantly available and low cost natural raw materials such as starch from annually renewable crops such as corn, wheat and potatoes. We believe that foodservice disposables made of our resins will offer certain significant environmental benefits, will have comparable or superior performance characteristics, such as greater strength and rigidity, and can be commercially produced and sold at prices that are competitive with comparable conventional paper and plastic foodservice disposables.

      Our resins can be used in the following conventional processes:

            o     Injection molding to manufacture utensils, plates and cups.

            o     Thermoforming to manufacture cups and hard plates.

            o     Blow film to manufacture film for compostable bags.

            o     Blow molding to manufacture bottles and other containers

            o     Extrusion for paper lamination or for straws.

Industry Overview

      The end market for our resins encompass the entire plastic industry. However, we have elected to focus on the food service packaging industry, which we believe is more environmentally sensitive and in need of environmentally friendly packaging.

      Our objective is to establish our resins as the preferred resin supplier for plastics manufacturers producing disposable packaging material for the foodservice industry throughout the world based on comparable performance, environmental superiority and competitive pricing. Our approach for achieving this objective has been to:

            o manufacture our resins at our facility and to license our resin producing technology to strategically selected manufacturing or operating partners to manufacture, market, distribute and sell our resins;

            o demonstrate customer acceptance and demand for our resins through key market leaders and environmental groups; and

            o demonstrate the manufacturability and improved economics with initial strategic partners.

      We have commenced manufacturing of our resins and intend to license our patented technology to other manufacturers on a world wide basis. Our goal is to establish our resins as the preferred choice of large plastic manufacturers supplying the food service industry. Waste collection bags and foodservice ware made from our resins are currently sold through retail outlets such as Wild Oats, Whole Food Market and Walgreens primarily in areas where bio-degradable waste bags are mandated for the handling of compostable organic wastes or where food waste composting has been introduced.

      In addition to the United States, we believe the market opportunity for plastics made with our bio-degradable resins is particularly strong in Europe and parts of Asia due to heightened environmental concerns and government regulations. In Europe, environmental legislation, such as the so-called "Green Dot" laws have created an opportunity for environmentally preferable products. Meanwhile, new regulations in many Asian countries have mandated a reduction in polystyrene production stimulating an increased demand for foodservice packaging manufactured from acceptable alternative materials. Furthermore, we believe improvements in the Asian and European composting and recycling infrastructure are expected to facilitate the use of environmentally preferable products.

Marketing

      In order to achieve our objective of establishing our resins as the preferred resin for plastic manufacturers producing disposable packaging in the foodservice industry, we intend to engage in the following marketing strategies:

            o develop resins for use in products which deliver comparable or greater performance, are competitively priced and offer environmental advantages as compared to traditional packaging alternatives

            o demonstrate customer demand as well as product performance and positioning

            o     educate the market and build awareness for the Nat-UR(R) brand

            o prove manufacturability and economics of foodservice packaging produced utilizing our resins

            o     license  our  resin  technology  to  strategic   manufacturing
                  partners to manufacture, market, distribute and sell plastics manufactured with our resin technology.

Manufacturing

      We manufacture our bio-based resins in our facility at 3421-3433 West El Segundo Boulevard, Hawthorne, California 90250. Our facility consists of an approximately 25,000 square foot manufacturing area, equipped with machine tools and other industrial equipment, plus storage for materials. This facility is adequate for our present manufacturing needs.

      Our manufacturing process for creating resins consists of blending the component ingredients of a proprietary composite material in an industrial mixer, then processing such ingredients through heat and extrusion with a custom designed extruder installed at our facility. The resins are subject to drying and packaged at the facility. We use Poly Lactic Acid (PLA) purchased from NatureWorks , LLC. (formerly Cargill Dow LLC) ("NatureWorks") and readily available natural raw materials, such as potato or corn starch, as well as natural organic compound and blend. All the ingredients are processed in very specific percentages according to proprietary formulations.

      Since our resins engineered from readily available, low-cost natural raw materials such as poly lactic acid and starch, we believe our products can be manufactured cost-effectively at commercial production levels. We have entered into an agreement with NatureWorks for the provision of poly lactic acid resins. In the event that we are unable to obtain poly lactic acid resins from NatureWorks our operations may be negatively impacted. All other materials, including starches are readily available. There are no exclusive suppliers for our other raw materials including the starches, which are available from numerous suppliers

      Over the past several years, we have devoted resources to develop finished products and to demonstrate the commercial viability of our resins. To date, we have produced limited amounts of resins on production lines but we have demonstrated that our proprietary resins can be processed on conventional equipment.

Intellectual Property

      We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. In addition, we have filed for patent and trademark protection for our proprietary technology. We were granted registration of our trademark, Nat-Ur(R) in the United States. We have filed for patent protection of our technology in the United States and in Europe. Our patent applications are pending and the patent application numbers are 10/788,542 and 10//789,549 in the United States. In late 2005 and early 2006, we filed two additional patents applications with the US Patent Office under number: 11/293,517 on December 1, 2005 and 11/365,579 filed on February 28, 2006. We can give no assurance that any such patent will be granted for our resin technology.

      We rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights.

Competition

      Competition among resin providers for food and beverage container manufacturers in the foodservice industry and in the finished product industry is intense. Historically, we have been engaged in the sale of finished biodegradable products but we are presently in the process of winding down the sale of finished products and shifting our core focus to the sale of resins to food and beverage container manufacturers. For our finished products, we compete on the basis of price and we have a large market presence. Based on our research, we believe that the finished products that we offer are of equal to or superior quality at less cost. Our primary competitors in the finished product market include Polargruppen, BiogroupUSA and Wei Mon Industries.

      In the resin industry, we compete with BASF, Cargill-Dow, DuPont, Eastman Chemical-Novamont and Dow Chemical. Virtually all of these competitors have greater financial and marketing resources at their disposal than our company, and many have established supply, production and distribution relationships and channels. Companies producing competitive products may reduce their prices or engage in advertising or marketing campaigns designed to protect their respective market shares and impede market acceptance of our resin. In addition, we also compete with companies that provide petroleum based raw materials to plastic manufacturers. As we have only recently switched our focus to the sale of resins, our market presence is limited. We intend to compete with our larger, better financed competitors by highlighting our resins' higher temperature resistance and easy process ability for certain applications.

      Several paper and plastic disposable packaging manufacturers and converters and others have made efforts to increase the recycling of these products. Increased recycling of paper and plastic products could lessen their harmful environmental impact, one major basis upon which we intend to compete. A number of companies have introduced, or are attempting to develop, biodegradable starch-based materials, plastics, or other materials that may be positioned as potential environmentally superior packaging alternatives. It is expected that many existing packaging manufacturers may actively seek to develop competitive alternatives to products and processes utilizing their own resins or resins developed by our competitors.

Government Regulation

      The manufacture, sale and use of our resins are subject to regulation by the U.S. Food and Drug Administration (the "FDA"). The FDA's regulations are concerned with substances used in food packaging materials. Thus, food and beverage containers are in compliance with FDA regulations if the components used in the food and beverage containers:

            o are approved by the FDA as indirect food additives for their intended uses and comply with the applicable FDA indirect food additive regulations; or

            o are generally recognized as safe for their intended uses and are of suitable purity for those intended uses.

      We believe that our resins are in compliance with all requirements of the FDA and do not require FDA approval prior to the sale of our products. We cannot be certain, however, that the FDA will agree with these conclusions.

Research and Development

      We are currently researching new applications in various industries including agriculture, medical and electronics. Our research includes researching new methods of improving processing on conventional equipment and developing new material with higher heat resistance. In the medical field, we are researching the possibility of improving the strength of material and control the speed of biodegradation. For applications in the agriculture industry, we are studying the use of biodegradable resin to substitute certain part of equipment currently made of conventional petroleum based plastics. We are also studying tear resistance and overall strength of materials produced with our resins.

Employees

         We have twelve full time employees and one part time employee. None of our employees are represented by a labor organization.

ITEM 2. DESCRIPTION OF PROPERTY

      We currently maintain our executive offices and research and development facilities at 3421-3433 West El Segundo Boulevard, Hawthorne, California 90250, and our telephone number is (310) 676-5000. This facility consists of about 25,000 square foot manufacturing facility and approximately 2,000 square feet of office space. Our lease for these facilities requires that we pay $11,700 per month in rent. This facility is in good working condition and we expect this facility to satisfy our needs for the next 12 months. In February 2006 we added space consisting of 3,000 square feet adjacent to our building for an additional monthly rent of $2,250 expiring in January 2010.

ITEM 3. LEGAL PROCEEDINGS

      From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

         None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common  stock has been  quoted on the OTC  Bulletin  Board  under the symbol
"CERP.OB." The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board. Particularly since our common stock is traded infrequently, such over-the-counter market quotations reflect inter-dealer prices, without markup, markdown or commissions and may not necessarily represent actual transactions or a liquid trading market.

        Year Ended December 31, 2006                  High       Low
                                                     -----     -----

        First Quarter ended March 31, 2006*          $0.78     $0.30

        Year Ended December 31, 2005                  High       Low
                                                     -----     -----

        Fourth Quarter ended December 31, 2005**     $0.93     $0.30

* Through March 20, 2006
** Commencing November 4, 2006

Holders

         As of March 20, 2006, there were 165 holders of record of our common stock.

Dividend Policy

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

We have appointed US Stock Transfer Corporation, 1745 Gardena Avenue, Glendale CA 91204-2991, as transfer agent for our shares of common stock.

Equity Compensation Plan Information

         As of December 31, 2005:

Plan Category                       Number   of  shares  to  be      Weighted-average   exercise      Number of shares  remaining
                                    issued  upon   exercise  of      price    of     outstanding      available     for    future
                                    outstanding   options   and      options and warrants             issuance    under    equity
                                    warrants                                                          compensation plans
                                    ---------------------------      ---------------------------      ---------------------------

Approved by security holders                      -0-                            --                                  -0-
Not approved by security holders                  -0-                            --                           25,000,000
Total                                             -0-                            --                           25,000,000


2004 STOCK OPTION PLAN

GENERAL

      The 2004 Stock Option Plan was adopted by the Board of Directors. The Board of Directors has initially reserved 25,000,000 shares of Common Stock for issuance under the 2004 Stock Plan. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options thereunder.

      The 2004 Stock Option Plan and the right of participants to make purchases thereunder are intended to qualify as an "employee stock purchase plan" under
Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). The 2004 Stock Option Plan is not a qualified deferred compensation plan under
Section 401(a) of the Internal Revenue Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

PURPOSE

      The primary purpose of the 2004 Stock Option Plan is to attract and retain the best available personnel for the Company in order to promote the success of the Company's business and to facilitate the ownership of the Company's stock by employees.

ADMINISTRATION

      The 2004 Stock Option Plan is administered by the Company's Board of Directors, as the Board of Directors may be composed from time to time. All questions of interpretation of the 2004 Stock Option Plan are determined by the Board, and its decisions are final and binding upon all participants. Any determination by a majority of the members of the Board of Directors at any meeting, or by written consent in lieu of a meeting, shall be deemed to have been made by the whole Board of Directors.

      Notwithstanding the foregoing, the Board of Directors may at any time, or from time to time, appoint a committee (the "Committee") of at least two members of the Board of Directors, and delegate to the Committee the authority of the Board of Directors to administer the Plan. Upon such appointment and delegation, the Committee shall have all the powers, privileges and duties of the Board of Directors, and shall be substituted for the Board of Directors, in the administration of the Plan, subject to certain limitations.

      Members of the Board of Directors who are eligible employees are permitted to participate in the 2004 Stock Option Plan, provided that any such eligible member may not vote on any matter affecting the administration of the 2004 Stock Option Plan or the grant of any option pursuant to it, or serve on a committee appointed to administer the 2004 Stock Option Plan. In the event that any member of the Board of Directors is at any time not a "disinterested person", as defined in Rule 16b-3(c)(3)(i) promulgated pursuant to the Securities Exchange Act of 1934, the Plan shall not be administered by the Board of Directors, and may only by administered by a Committee, all the members of which are disinterested persons, as so defined.

ELIGIBILITY

      Under the 2004 Stock Option Plan, options may be granted to key employees, officers, directors or consultants of the Company, as provided in the 2004 Stock Option Plan.

TERMS OF OPTIONS

      The term of each Option granted under the Plan shall be contained in a stock option agreement between the Optionee and the Company and such terms shall be determined by the Board of Directors consistent with the provisions of the Plan, including the following:

(a) PURCHASE PRICE. The purchase price of the Common Shares subject to each ISO shall not be less than the fair market value (as set forth in the 2004 Stock Option Plan), or in the case of the grant of an ISO to a Principal Stockholder, not less that 110% of fair market value of such Common Shares at the time such Option is granted. The purchase price of the Common Shares subject to each Non-ISO shall be determined at the time such Option is granted, but in no case less than 85% of the fair market value of such Common Shares at the time such Option is granted.

(b) VESTING. The dates on which each Option (or portion thereof) shall be exercisable and the conditions precedent to such exercise, if any, shall be fixed by the Board of Directors, in its discretion, at the time such Option is granted.

(c) EXPIRATION. The expiration of each Option shall be fixed by the Board of Directors, in its discretion, at the time such Option is granted; however, unless otherwise determined by the Board of Directors at the time such Option is granted, an Option shall be exercisable for ten(10) years after the date on which it was granted (the "Grant Date"). Each Option shall be subject to earlier termination as expressly provided in the 2004 Stock Option Plan or as determined by the Board of Directors, in its discretion, at the time such Option is granted.

(d) TRANSFERABILITY. No Option shall be transferable, except by will or the laws of descent and distribution, and any Option may be exercised during the lifetime of the Optionee only by him. No Option granted under the Plan shall be subject to execution, attachment or other process.

(e) OPTION ADJUSTMENTS. The aggregate number and class of shares as to which Options may be granted under the Plan, the number and class shares covered by each outstanding Option and the exercise price per share thereof (but not the total price), and all such Options, shall each be proportionately adjusted for any increase decrease in the number of issued Common Shares resulting from split-up spin-off or consolidation of shares or any like Capital adjustment or the payment of any stock dividend.

Except as otherwise provided in the 2004 Stock Option Plan, any Option granted hereunder shall terminate in the event of a merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation of the Company. However, the Optionee shall have the right immediately prior to any such transaction to exercise his Option in whole or in part notwithstanding any otherwise applicable vesting requirements.

(f) TERMINATION, MODIFICATION AND AMENDMENT. The 2004 Stock Option Plan (but not Options previously granted under the Plan) shall terminate ten (10) years from the earlier of the date of its adoption by the Board of Directors or the date on which the Plan is approved by the affirmative vote of the holders of a majority of the outstanding shares of capital stock of the Company entitled to vote thereon, and no Option shall be granted after termination of the Plan. Subject to certain restrictions, the Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of the capital stock of the Company present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Nevada.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENTS

      This Form 10-KSB may contain "forward-looking statements," as that term is used in federal securities laws, about Cereplast, Inc.'s financial condition, results of operations and business. These statements include, among others:

            o     statements  concerning  the  potential  benefits  that  we may
                  experience   from  its   business   activities   and   certain
                  transactions it contemplates or has completed; and

            o statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-KSB. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," "opines," or similar expressions used in this Form 10-KSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent our company from achieving its stated goals include, but are not limited to, the following:

            o     volatility or decline of our stock price;

            o     potential fluctuation in quarterly results;

            o     our failure to earn revenues or profits;

            o     inadequate   capital  to  continue  or  expand  its  business,
                  inability  to  raise   additional   capital  or  financing  to
                  implement its business plans;

            o     failure to commercialize our technology or to make sales;

            o     changes in demand for our products and services;

            o     rapid and significant changes in markets;

            o litigation with or legal claims and allegations by outside parties;

            o     insufficient revenues to cover operating costs.

         There is no assurance that we will be profitable. We may not be able to successfully develop, manage or market our products and services, attract or retain qualified executives and technology personnel or obtain customers for our products or services. Our products and services may become obsolete, government regulation may hinder our business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in our businesses.

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on the statements, which speak only as of the date of this Form 10-KSB. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that our company or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB, or to reflect the occurrence of unanticipated events.

CURRENT OVERVIEW

         We were organized in September 2001. We were initially engaged in the sale of finished products, such as utensils and drinking straws, that were manufactured by third parties using our resins that serve as a substitute to fossil fuel based plastics. However, we elected to shift our focus to the development, manufacture and sale of bio-based resins and in August 2005, we commenced the limited sale of resins. Prior to August 2005, primarily all of our revenue was generated through the sale of finished products.

         Each of our finished products and plastics made with our resins are biodegradable, biobased and compostable. The ideal situation, although not required to attain the environmental impact of our products, is for our products to be used in a composting program where the products are discarded on sites that allow a direct return to nature.

         Although the market for our products is worldwide, we have focused sales efforts within the United States with a concentration in the western United States. Our revenues have been generated from the sales of bags (50%), utensils and straws (30%) and cups, plates and other items (20%). As we increase our resin based business, we have been slowly winding down our finished products business. We expect to cease the sale of finished products and to be solely generating revenues based on producing resins by the middle of 2007.

         We intend to market our resins to distinguish them from our larger, more established companies by highlighting the higher temperature resistance and easy process ability for certain applications.

         We were successful in creating this new resin that can be applied to conventional converting equipment, at a price competitive with traditional plastic. We started to test-market commercialization of our biodegradable proprietary materials through the manufacturing of disposable food service ware. Our "plastic" can be used in all major converting processes such as injection molding, thermoforming, blow molding, extrusions, etc. We spent several years on testing not only the physical properties of resins, but also their process ability on conventional equipment. Management believes that it is a key element for the resin to be useable on conventional equipment, and believes that it will be easier for traditional converters to substitute petroleum based resins with our resins.

         Our proprietary substrate is made from annually renewable resources such as corn and potato starch. All of our resins are biobased, biodegradable and compostable, and finished products made of our resin are commercially produced and sold at prices that are competitive with conventional plastic.

         Products made of our resins have been tested for their compostability with specific reference to US standards set by the American Society for Testing and Materials ("ASTM") such as ASTM 6400 D99 or ASTM 6868. Several of our resins, including our resins for injection molding, thermoforming, extrusion coating and blow molding, have passed successfully such standards requirements allowing our company to introduce on the market products, which were the first of their class. For instance, in 2004, we announced that our utensils sold under the brand name NAT-UR(R) were granted the first Biodegradable Products Institute Logo. The ASTM standards are significant in so far as they identify plastic products that will compost satisfactorily in a wide array of municipal or commercial composting facilities. Further, the ASTM standards allow consumers to educate themselves on the appropriate uses and recovery avenues for the compostable plastic products..

         In addition, we had several resins tested for their biobased content. This is an important aspect of the resins, especially now that several State and Federal initiatives are pushing energy independence and use of alternative energy and products. All tests on our products our performed by Advanced Materials Testing Laboratory.

         Although we developed the resins focusing on the properties and environmental aspects of the products, in recent months the drastic increase in petroleum based plastics is creating a momentum for bio-based products.

         Our company so far has concentrated on applications in the food service industry due to an existing and growing demand for "compostable" products. However, we are also exploring the possibility of extending the use of our resins to other fields, such as agriculture, where we are currently working on a research project with potentially large applications in agriculture. The medical field is also of interest to our company, and several conversations have been entertained with professionals from the medical field for specific applications.

         We started to implement a shift into our business model to manufacture resin directly instead of using our resin to make and sell finished products. During the second quarter of 2005, we proceeded with the installation of a large extrusion facility in our plant facility, which we increased by adding an additional 8,000 square feet of space. In doing so, we started to decrease our focus on the sale of finished products towards setting up a resin manufacturing facility.

         Management anticipates that the shift to resin manufacturing will take several months with added equipment investment and management anticipates that the complete shift to resin manufacturing may last for another 18 months. The fist shipment of resin occurred in August 2005. During this period we continued to sell finished products directly and through distributorship arrangements. We purchased additional raw material, compared to the previous year. Such raw material was necessary for the manufacturing of resin. The raw material is accounted for in inventory. Some of the raw material was also used in research and development activity.

         Historically, Yanosan, New Belgium Brewery, City of Portland, Area Distributors and Pollack Paper have each accounted for more than 10% of our revenues each or our prior periods.

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

         Revenue Recognition. Our revenue recognition polices are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations by us exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE THREE AND YEAR ENDED DECEMBER 31, 2004.

           Revenues decreased by $73,809, or 11.97%, to $542,699 for the year ended December 31, 2005 compared to the year ended December 31, 2004. The decrease in revenue was a result of setting up new equipment and training technicians.

Cost of Sales

         Cost of sales Cost of sales decreased by $81,784 or 14.16%, to $495,654 for the year ended December 31, 2005 compared to the year ended December 31, 2004. As a percentage of sales, cost of sales was 91.33% for the year ended December 31, 2005 compared to 93.66% for the year ended December 31, 2004, indicating a 2.33% decrease. Management attributes the decrease in cost of sales to a decrease of products being sold. The slight decrease in cost of sales as a percentage of total sales in 2005 also reflects increased efficiency.

Gross Profit

           Gross profit increased $7,975, or 20.41%, to $47,045 for the year ended December 31, 2005 compared to the year ended December 31, 2004. The gross profit margin also increased 136.75% to 8.67% for the year ended December 31, 2005 compared to 6.34% for the year ended December 31, 2004, primarily due to the product mix sold.

General and Administrative Expenses

         General and administrative ("G&A") expenses expenses increased by $766,387, or 314.51%, to $1,010,061 for the year ended December 31, 2005 compared to the year ended December 31, 2004. This increase in G&A expenses was a result of an increase in staff salaries of $165,976, and professional and consulting fees of $307,407.

Research and Development

         Research and development ("R&D") costs increased by $47,161, or 77.43%, to $108,069 for the year ended December 31, 2005 compared to the year ended December 31, 2004. This increase in R&D costs was a result of Cereplast manufacturing its own resin in-house.

Net Loss

         Net loss increased by $832,208, or 290.27%, to $1,118,906 for the year ended December 31, 2005 compared to the year ended December 31, 2004. This increase in net loss was a result of increased G&A expenses and R&D costs for our growth. Currently operating costs exceed revenue because sales are not yet significant. We cannot assure when or if revenue will exceed operating costs.

Liquidity and Capital Resources

         We had net cash of $506,487 at December 31, 2005 as compared to $4,705 at December 31, 2004.

         We had working capital (i.e. the difference between current assets and current liabilities) of $484,062 at December 31, 2005, as compared to a working capital deficit of $95,749 at December 31, 2004. The increase in working capital was due to funds provided by investors in our stock, and an increase in purchasing inventory for the growth of our company during the year ended December 31, 2005.

         On February 13, 2006, we entered into an Periodic Equity Investment Agreement with Cumorah. Pursuant to the Periodic Equity Investment Agreement, we may, at our discretion, periodically sell to Cumorah shares of common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the Periodic Equity Investment Agreement, Cumorah will pay us 90% of the lowest closing bid price of the common stock during the five consecutive trading days immediately following the notice date. For example, assuming that 90% of the lowest closing bid price of our common stock during the five consecutive trading days immediately following a notice date is $.52, if we request an advance in the amount of $250,000, Cumorah will be entitled to 534,188 shares of our common stock, which is calculated by dividing $250,000 by $.468.

         Cumorah is restricted from owing in excess of 4.9% of our outstanding common stock. In the event that Cumorah is unable to sell shares of common stock that it acquires under the Periodic Equity Investment Agreement and its ownership equals 4.9% of the our outstanding, then we will not be able to draw down money under the Standby Distribution Agreement. Cumorah also received 5,000,000 shares of our common stock upon execution of the Periodic Equity Investment Agreement. We are registering in this offering 20,000,000 shares of common stock to be issued under the Periodic Equity Investment Agreement.

         During the year ended December 31, 2005, we used $1,171,998 of cash for operating activities, as compared to $103,491 during the year ended December 31, 2004. The increase in the use of cash for operating activities was a result of hiring staff, legal fees incurred to go public, and research and development costs incurred to produce the resin in-house.

         Cash used in investing activities to purchase equipment during the year ended December 31, 2005 was $113,627 compared to $2,170 during the year ended December 31, 2004.

         Cash provided by financing activities relating to the issuance of shares of common stock during the year ended December 31, 2005 was $1,583,423, as compared to $0 during the year ended December 31, 2004. In addition, we received $200,000 and $50,000 in funds for the operation of our company, at an interest rate of 9%, due and payable in December 2005, and June 2006 respectively. The note payable for $200,000 due in December 2005 was converted into common stock.

         We will continue to market our products through sales leads, referrals, and marketing to increase its customer base, and will raise further capital through the issuance of common stock.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by Item 7 appears at Page F-1, which appears after the signature page to this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On or about December 22, 2005, we engaged HJ Associates & Consultants, LLP, Certified Public Accountants ("New Accountant") to audit and review our financial statements for the fiscal year ending December 31, 2005. The New Accountant has been engaged for general audit and review services and not because of any particular transaction or accounting principle, or because of any disagreement with our former accountant, Rose, Snyder & Jacobs, a corporation of certified public accountants (the "Former Accountant").

      The Former Accountant was dismissed effective December 22, 2005. The Former Accountant's reports on our financial statements during its past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, except for the qualification reflected in its going concern disclosure regarding our company contained in its audit report for the fiscal year ended December 31, 2004, included with the Company's Form SB-2 registration statement filed with the Securities and Exchange Commission on July 5, 2005. The decision to change accountants was recommended and approved by our Board of Directors. During the fiscal years ended December 31, 2003 and December 31, 2004 and through the date hereof, we did not have any disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the Former Accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

      The New Accountant was engaged effective December 22, 2005. The New Accountant was engaged for general audit and review services and not because of any particular transaction or accounting principle, or because of any disagreement with the Former Accountant. A letter from the Former Accountant addressed to the Securities and Exchange Commission was requested by the Company and was filed as an exhibit to a Form 8-K Current Report.

ITEM 8A. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Our directors and executive officers are as follows:

NAME AND ADDRESS          AGE        POSITION
----------------          ---        -------------------------------------

Frederic Scheer           51         President, CEO and a Director

Raylan Jensen             65         Director

Brian Altounian           42         Director

William Kelly             58         Senior Vice President - Technology

Robert L. Dobbs           38         Vice President -Sales

Russell Wegner            44         Vice President - Marketing and
                                     Regional Planning

FREDERIC SCHEER, our President, CEO and a director, became involved in the biodegradable plastics industry in 1994 when, serving as a financial consultant, he organized the buyout of Novamont, SpA, then a division of Montedison, an Italian resin manufacturer and research company. Subsequently, Mr. Scheer secured the exclusive distribution rights in North America for Mater-Bi(TM), a 100% biodegradable resin patented and produced by Novamont, and started distribution of Mater-Bi in North America. This platform allowed Mr. Scheer to access the emerging industry at that time. Mr. Scheer then created the Biodegradable Products Institute (BPI). Prior to his engagement in the biodegradable industry in 1994, Mr. Scheer worked at ING and Credit Suisse in Europe. Mr. Scheer holds a Doctor of Laws from the University of Paris, a Masters Degree in Finance and a Masters Degree in Political Sciences from Institut d'Etudes Politiques, Paris, France. Mr. Scheer, a US citizen is fluent in French, Spanish, Italian and English.

RAYLAN JENSEN, director, has served since June 1994 as the President of Sunn Classic Pictures, a wholly owned subsidiary of Sunn Classic Pictures, Inc., where he is engaged in the financing, business planning and product acquisition in connection with film distribution. From 1990 to 1996, Mr. Jensen served as the President and Chief Operating Officer of Cofitras Entertainment, a video and motion pictures company.

BRIAN ALTOUNIAN, director, has served since June 2003 as the Chairman and Interim CEO of XsunX, Inc. (OTCBB: XSNX) which is developing a solar technology that allows glass windows to produce electricity from the power of the sun. From January 2000 to June 2003, Mr. Altounian served as the Executive Vice President, CFO and COO of Main Course Technologies/Plyent, technology startup. Mr. Altounian received a BA in Psychology from the University of California - Los Angeles and an MBA from Pepperdine University.

WILLIAM KELLY, Senior Vice President of Technology, has worked as a specialist in polymer product development for the last 26 years in which he has been involved in the development of thermoplastic materials. From 1999 to 2002, Mr. Kelly served as the Technical Service and Development manager for Hycail BV and from 1995 to 1998 as the Technical Service Manager for Chronopol Inc. Mr. Kelly graduated in 1976 from SUNY-Albany with a BS in Chemistry.

ROBERT DOBBS, Vice President - Sales, has over 12 years of experience in the restaurant industry and casual dining in packaging development. Among his past experience, Mr. Dobbs worked at Perseco in Chicago as Product manager from 1996 to 1997 and worked at Yum Brands Restaurants, the parent company for Pizza Hut, Taco Bell, KFC, Long John Silvers and A&W from 1997 to 2002. From 2002 to the present, Mr. Dobbs managed his own package consulting and national sales account agency. Mr. Dobbs hold a BS in Packaging from Michigan State University.

RUSSELL WEGNER, Vice President - Marketing and Regional Planning, has served since 2003 as the Vice President, Marketing and Regional Planning in our San Francisco office. From 1992 to present, Mr. Wegner has served as the President of Work of Art Catering, Inc., a company which he founded that is engaged in catering and event planning. Mr. Wegner has a Finance Degree and MBA in Management of Science, Technology, and Innovation from George Washington University.

      The above listed directors will serve until the next annual meeting of the stockholders or until their death, resignation, retirement, removal, or disqualification, and until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Our officers serve at the will of the Board of Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person. There is no family relationship between any of our executive officers or directors.

BOARD COMMITTEES

AUDIT COMMITTEE

      The audit committee of the board of directors reviews the internal accounting procedures of our company and consults with and reviews the services provided by our independent accountants. The audit committee consists of Messrs. Jensen and Altounian, both of whom are considered to be independent. The audit committee held no meetings in 2004. Mr. Altounian serves as the financial expert on the Audit Committee.

COMPENSATION COMMITTEE

         The compensation committee of the board of directors:

            o reviews and recommends to the board the compensation and benefits of our executive officers; o administers our stock option plans and employee stock purchase plan; and o establishes and reviews general policies relating to compensation and employee benefits.

      The compensation committee consists of Messrs Scheer, Jensen and Altounian. No interlocking relationships exist between the board of directors or compensation committee and the board of directors or compensation committee of any other company. During the past fiscal year the compensation committee had no meetings.

DIRECTOR COMPENSATION. Our directors do not receive any cash or other compensation for their service as members of the Board of Directors, although they are reimbursed for travel and lodging expenses in connection with attendance at Board meetings.

CODE OF ETHICS

      We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees.


ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth all compensation paid in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year (collectively, the "Named Executive Officers") for our last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE

                                            ANNUAL COMPENSATION                LONG TERM COMPENSATION
                                   -----------------------------------     ------------------------------

                                                                            SECURITIES          ALL OTHER
                                                                            UNDERLYING        COMPENSATION
NAME AND PRINCIPAL POSITION        YEAR       SALARY ($)     BONUS ($)     OPTIONS (#S)             ($)
---------------------------        ----       ----------     ---------     ------------       ------------

Frederic Scheer, President         2005        $66,250        $     0           0                $     0



                                   2004        $     0        $     0           0                $     0

      We did not pay to our Chief Executive Officer or any executive officer any compensation intended to serve as incentive for performance to occur over a period longer than one year pursuant to a long-term incentive plan in the years ended December 31, 2004 and December 31, 2005.

      We do not have any defined benefit or actuarial plan with respect to our Chief Executive Officer or any executive officer under which benefits are determined primarily by final compensation and years of service.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

      We did not grant stock options during the year ended December 31, 2005.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR

      None of the named executive officers exercised options during the year ended December 31, 2005.

EMPLOYMENT AGREEMENTS

      We presently do not have any employment agreements. We have entered into the following agreements with our executive officers:

            o We entered into a Memorandum of Understanding with William Kelly on September 16, 2002. Mr. Kelly is an executive officer of our company. The Memorandum of Understanding outlines a collaboration between Mr. Kelly and our company whereby Mr. Kelly has agreed to provide our company with technical assistance in the development of our products. The term of the Memorandum is for a period of ten years and provides that a final, definitive agreement will be entered.

            o On February 11, 2003, we entered into an agency agreement with Work of Art Catering, a company owed by Russell Wegner, an executive officer and a shareholder of our company. Pursuant to such agreement, Mr. Wegner agreed to provide sales assistance for our products in the San Francisco area. We are required to pay Mr. Wegner a minimum of 5% on all sales generated through Mr. Wegner.

            o On August 22, 2003, we entered into an Agency Agreement with Robert L. Dobbs, an executive officer and shareholder of our company. Pursuant to the Agency Agreement, Mr. Dobbs has agreed to represent our company in the food service industry and will receive a commission on all sales resulting from his efforts.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth information regarding the beneficial ownership of our common stock as of March 20, 2006. The information in this table provides the ownership information for:

            o each person known by us to be the beneficial owner of more than 5% of our Common Stock;

            o     each of our directors;

            o     each of our executive officers; and

            o     our executive officers and directors as a group.

      Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common stock beneficially owned and percentage ownership is based on 199,483,262 shares outstanding on March 20, 2006, and assuming the exercise of any options or warrants or conversion of any convertible securities held by such person, which are presently exercisable or will become exercisable within 60 days after March 20, 2006.

                                    NUMBER OF SHARES
NAME AND ADDRESS                   BENEFICIALLY OWNED        PERCENT OF CLASS
----------------                   ------------------        ----------------

Frederic Scheer(1)(2)                  113,585,000                 56.93%

Raylan Jensen(1)                         1,000,000                     *

Brian Altounian(1)                       1,159,000                     *

William Kelly(1)                         1,000,000                     *

Robert L. Dobbs(1)                         495,000                     *

Russell Wegner(1)                        6,158,625                  3.09%

Wings Fund, Inc. (3)                     4,081,320                  2.04%

Julie-Anne O'Rear                       11,250,000                  5.64%

All officers and directors as a        123,397,625                 61.86%
Group (6 people)

*Less than one percent

** Address is c/o Cereplast, Inc., 3421-3433 West El Segundo Boulevard, Hawthorne, California 90250

(1)   Officer and/or director of our company.
(2) Mr. Scheer beneficially owns such shares jointly with his wife, Jocelyne Scheer.
(3) Karen M. Graham is the sole owner of Wings Fund, Inc. Ms. Graham has voting and dispositive control over such shares held by Wings Fund, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During 2002 and 2003, we issued an aggregate of 118,800,000 shares of common stock to Frederic Scheer in consideration for services in organizing our company.

      We entered into a Memorandum of Understanding with William Kelly on September 16, 2002. Mr. Kelly is an executive officer of our company. The Memorandum of Understanding outlines a collaboration between Mr. Kelly and our company whereby Mr. Kelly has agreed to provide our company with technical assistance in the development of our products. The Memorandum of Understanding does not specifically address the compensation to be received by Mr. Kelly for his services to our company. Accordingly, we pay Mr. Kelly for his services on a case by case basis. As of August 1, 2005, Mr. Kelly has received approximately $71,000 in compensation from our company and has been issued 1,000,000 shares of common stock for services. The term of the Memorandum is for a period of ten years and provides that the Memorandum shall govern the relationship between our company and Mr. Kelly until such time that a final, definitive agreement is entered.

      On February 11, 2003, we entered into an agency agreement with Work of Art Catering, a company owed by Russell Wegner, an executive officer and a shareholder of our company. Pursuant to such agreement, Mr. Wegner agreed to provide sales assistance for our products in the San Francisco area. We are required to pay Mr. Wegner a minimum of 5% on all sales generated through Mr. Wegner. To date, Mr. Wegner has received fees in the amount of $21,142 and 6,158,625 shares of common stock.

      On August 22, 2003, we entered into an Agency Agreement with Robert L. Dobbs, an executive officer and shareholder of our company. Pursuant to the Agency Agreement, Mr. Dobbs has agreed to represent our company in the food service industry and will receive a commission on all sales resulting from his efforts. Mr. Dobbs received 495,000 shares of common stock for his services.

      Jocelyne Scheer, a shareholder of our company and the wife of Frederic Scheer, the President, CEO and a director of our company, has extended various loans to our company in the aggregate amount of approximately $340,000. These loans were consolidated into one loan on March 5, 2005. These loans bear interest at 6% and will be repaid not before June 2006. In the event that we default on this loan, we are required to pay the loan plus all interest and a penalty of $1,000 per day.

ITEM 13. EXHIBITS

Exhibit
Number      Description
-------     -----------

3.1         Articles of Incorporation. (1)

3.2 Certificate of Amendment to the Articles of Incorporation dated February 26, 2003 (1)

3.3 Certificate of Amendment to the Articles of Incorporation dated July 19, 1004 (1)

3.4 Certificate of Amendment to the Articles of Incorporation dated March 18, 2005 (1)

3.5         Bylaws (1)

4.1 Form of Subscription Agreement used in connection with private offering dated April 2005 (2)

4.2         Stock Option Plan(2)

4.3 Form of Subscription Agreement used in connection with private offering of 872,000 shares of common stock(2)

4.4 Periodic Equity Investment Agreement dated February 13, 2006 by and between the Company and Cumorah Capital, Inc. (5)

4.5 Registration Rights Agreement dated February 13, 2006 by and between the Company and Cumorah Capital, Inc. (5)

10.1 Sale and Purchase Agreement entered between the Company and Cargill Dow LLC(2)

10.2        Memorandum of Understanding Entered with William Kelly(2)

10.3        Agency Agreement entered with Russell Wegner(2)

10.4        Agency Agreement entered with Robert Dobbs(2)

10.5        Lease entered with El Segundo/Yukon Partners LLC (3)

10.6        Promissory  Note in the amount of $100,000 in the name of Wings Fund
            Inc. (3)

10.7        Promissory  Note in the  amount of  $50,000  in the name of  Yanosan
            Group (3)

14.1        Code of Ethics(1)

16.1 Letter from Rose, Snyder & Jacobs, a corporation of certified public accountants, dated January 5, 2006. (4)

31.1        Certification  of the  Chief  Executive  Officer  and the  Principal
            Accounting/Financial   Officer   pursuant  to  Section  302  of  the
            Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer and the Principal Accounting/Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------------------

(1) Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated July 5, 2005

(2) Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 26, 2005

(3) Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated September 21, 2005

(4) Incorporated by reference to the Form 8-K/A Current Report filed with the Securities and Exchange Commission dated January 6, 2006

(5) Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated February 14, 2006


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2005 and 2004, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $54,830 and $39,060, respectively.

      Audit Related Fees. We incurred fees to auditors of $41,830 and $20,000, respectively, for audit related fees during the fiscal years ended December 31, 2005 and 2004.

      Tax  Fees.   We  incurred   fees  to  auditors  of  $500  and   $500,
respectively, for tax compliance, tax advice and tax compliance services during the fiscal years ended December 31, 2005 and 2004.

      The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned on March 29, 2006, thereunto duly authorized.

                                CEREPLAST, INC.

                                By:  /s/  Frederic Scheer
                                     -----------------------------------------
                                     Frederic Scheer
                                     Chief Executive Officer, Principal
                                     Financial/Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                By:  /s/Frederic Scheer
                                     -----------------------------------------
                                     Frederic  Scheer,
                                     President,  Chief Executive Officer,
                                     Principal Financial/Accounting Officer
                                     and Director

                                By:  /s/Raylan Jensen
                                     -----------------------------------------
                                     Raylen Jensen, Director

                                By:  /s/Brian Altounian
                                     -----------------------------------------
                                     Brian Altounian, Director

                                 CEREPLAST, INC.
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Cereplast, Inc.
Hawthorne, CA

We have audited the balance sheet of Cereplast, Inc. as of December 31, 2005, and the related statement of operations, stockholders' equity, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cereplast, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.


HJ Associates & Consultants, LLP
Salt Lake City, UT
March 18, 2006

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders
Cereplast, Inc.

We have audited the accompanying statement of operations, shareholders' deficit and cash flows of Cereplast, Inc. (the "Company") for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Cereplast, Inc. for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained operating losses since its inception and has negative working capital and a shareholders' deficit during the year ended December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Rose, Snyder & Jacobs
A Corporation of Public Accountants

Encino, California
June 21, 2005

                                 CEREPLAST, INC.
                            CONDENSED BALANCE SHEETS
                                DECEMBER 31, 2005


Current Assets
   Cash                                                            $   506,487
   Accounts Receivable, Net                                             46,963
   Inventory                                                           290,105
   Employee Advances                                                     1,300
   Prepaid Expenses                                                    172,686
                                                                   -----------
                        Total Current Assets                         1,017,541
                                                                   -----------

Property and Equipment
   Property and Equipment                                              456,537
    Accumulated Depreciation and Amortization                          (83,098)
                                                                   -----------
                       Net Property and Equipment                      373,439
                                                                   -----------

Other Assets
   Intangibles, Net                                                      1,965
   Deposits                                                             22,437
                                                                   -----------
                        Total Other Assets                              24,402
                                                                   -----------

                       Total Assets                                $ 1,415,382
                                                                   ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                                                $   229,402
   Other Payable                                                         6,819
   Accrued Expenses                                                    107,640
   Credit Lines                                                         67,629
   Note Payable, Customer                                               50,000
   Shareholder's Loan                                                  126,125
   Capital Leases, Current Portion                                      41,128
   Loan Payable, Current Portion                                         9,736
                                                                   -----------
                      Total Current Liabilities                        638,479
                                                                   -----------

Long-Term Liabilities
   Captial Leases                                                      125,283
   Loan Payable                                                         25,426
                                                                   -----------
                       Total Long-Term Liabilities                     150,709
                                                                   -----------

                       Total Liabilities                               789,188

Shareholders' Equity
      Preferred Stock, $0.001 par value;
      5,000,0000 authorized preferred shares
      Common Stock, $0.001 par value;
      495,000,000 authorized shares;
      183,913,262 shares issued and outstanding                        183,914
      Subscription receivable                                         (105,000)
     Additional Paid in Capital                                      2,108,611
     Accumulated Deficit S-Corporation                                (442,425)
     Accumulated Deficit                                            (1,118,906)
                                                                   -----------
                      Total Shareholders' Equity                       626,194
                                                                   -----------

                      Total Liabilities and Shareholders' Equity   $ 1,415,382
                                                                   ===========

                                 CEREPLAST, INC.
                            STATEMENTS OF OPERATIONS
                           DECEMBER 31, 2005 AND 2004


                                                           Year Ended
                                                -------------------------------
                                                December 31,     December 31,
                                                    2005             2004
                                                -------------    --------------


REVENUES                                        $     542,699    $     616,508

COST OF SALES                                         495,654          577,438
                                                -------------    -------------

             GROSS PROFIT                              47,045           39,070

OPERATING EXPENSES
  Administrative Expenses                           1,010,061          243,674
  Research and Development                            108,069           60,908
                                                -------------    -------------
                                                    1,118,130          304,582
                                                -------------    -------------

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES         (1,071,085)        (265,512)

OTHER EXPENSES
  Interest                                            (47,821)         (21,186)
                                                -------------    -------------

                  NET LOSS                      $  (1,118,906)   $    (286,698)
                                                =============    =============

BASIC AND DILUTED LOSS PER SHARE                $       (0.01)   $       (0.00)
                                                =============    =============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING        154,259,837      128,546,583
                                                =============    =============

                                CEREPLAST, INC.
                       STATEMENT OF SHAREHOLDERS' DEFICIT
                           DECEMBER 31, 2005 AND 2004

                                                                             Common stock                    Preferred stock
                                                                      ---------------------------     ----------------------------
                                                                         Shares          Amount          Shares           Amount
                                                                      -----------     -----------     -----------      -----------
Balance, December 31, 2003                                            123,172,500     $   123,173              --      $        --

Issuance of preferred stock in February 2004 for cash
(75,000 preferred shares issued at $1.00 per share)                            --              --          75,000               75

Issuance of common stock in March 2004 for services
(6,406,125 common shares issued at fair value)                          6,406,125           6,406              --               --

Issuance of common stock in December 2004 for services
(247,500 common shares issued at fair value)                              247,500             248              --               --

Net Loss for the Year Ended December 31, 2004                                  --              --              --               --
                                                                      -----------     -----------     -----------      -----------
Balance, December 31, 2004                                            129,826,125     $   129,827          75,000      $        75

Issuance of common stock in March 2005 for cash
(2,000,031 common shares issued at $0.02 per share )                    2,000,031           2,000              --               --

Issuance of common stock in March 2005 for cash
(660,000 common shares issued at $0.03 per share )                        660,000             660              --               --

Converted preferred shares to common shares                             2,475,000           2,475         (75,000)             (75)

Issuance of common stock in April 2005 for cash
(25,000,000 common shares issued at $0.02 per share)                   25,000,000          25,000              --               --

Issuance of common stock in April 2005 for services
(660,000 common shares issued at $0.02 per share)                         660,000             660              --               --

Issuance of common stock in April 2005 for services
(678,106 common shares issued at fair value)                              678,106             678              --               --

Issuance of common stock in April 2005 for cash
(415,000 common shares issued at $0.10 per share)                         415,000             415              --               --

Issuance of common stock in May 2005 for cash
(212,000 common shares issued at $0.10 per share)                         212,000             212              --               --


Issuance of common stock in June 2005 for cash
(215,000 common shares issued at $0.10 per share)                         215,000             215              --               --

Issuance of common stock in July 2005 for cash
(30,000 common shares issued at $0.10 per share)                           30,000              30              --               --

Issuance of common stock in October 2005 for cash
(3,010,000 common stock issued at $0.05 per share)                      3,010,000           3,010         147,490          150,500

Issuance of common stock in November 2005 for cash
(7,85,000 common stock issued at $0.10 per share)                       7,850,000           7,850         777,150          785,000

Issuance of common stock in December 2005 for services
(673,000 common stock issued at fair value)                               673,000             673          66,627           67,300

Issurance of common stock in December 2005 for services
(159,000 common stock issued at fair value)                               159,000             159          15,741           15,900

Issuance of common stock in December 2005 for debt
(8,000,000 common stock issued for conversion of debt)                  8,000,000           8,000         192,000          200,000

Issuance of common stock in December 2005 for director services
(1,000,0000 common stock issued for services)                           1,000,000           1,000          24,000           25,000

Common stock subscribed                                                 1,050,000           1,050         103,950               --

Net Loss for the Year Ended December 31, 2005                                  --              --              --               --
                                                                      -----------     -----------     -----------      -----------

Balance, December 31, 2005                                            183,913,262     $   183,914              --      $        --
                                                                      ===========     ===========     ===========      ===========


                                                                      Additional
                                                                        Paid-in         Accumulated
                                                                        Capital           Deficit          Total
                                                                      -----------      -------------    -----------
Balance, December 31, 2003                                            $     1,827      $    (155,727)   $   (30,727)

Issuance of preferred stock in February 2004 for cash
(75,000 preferred shares issued at $1.00 per share)                        74,925                 --         75,000

Issuance of common stock in March 2004 for services
(6,406,125 common shares issued at fair value)                             58,296                 --         64,702

Issuance of common stock in December 2004 for services
(247,500 common shares issued at fair value)                                2,252                 --          2,500

Net Loss for the Year Ended December 31, 2004                                  --           (286,698)      (286,698)
                                                                      -----------      -------------    -----------
Balance, December 31, 2004                                            $   137,300      $    (442,425)   $  (175,223)

Issuance of common stock in March 2005 for cash
(2,000,031 common shares issued at $0.02 per share )                       37,975                 --         39,975

Issuance of common stock in March 2005 for cash
(660,000 common shares issued at $0.03 per share )                         20,588                 --         21,248

Converted preferred shares to common shares                                (2,400)                --             --

Issuance of common stock in April 2005 for cash
(25,000,000 common shares issued at $0.02 per share)                      475,000                 --        500,000

Issuance of common stock in April 2005 for services
(660,000 common shares issued at $0.02 per share)                          12,540                 --         13,200

Issuance of common stock in April 2005 for services
(678,106 common shares issued at fair value)                               14,322                 --         15,000

Issuance of common stock in April 2005 for cash
(415,000 common shares issued at $0.10 per share)                          41,085                 --         41,500

Issuance of common stock in May 2005 for cash
(212,000 common shares issued at $0.10 per share)                          20,988                 --         21,200

Issuance of common stock in June 2005 for cash
(215,000 common shares issued at $0.10 per share)                          21,285                 --         21,500

Issuance of common stock in July 2005 for cash
(30,000 common shares issued at $0.10 per share)                            2,970                 --          3,000

Issuance of common stock in October 2005 for cash
(3,010,000 common stock issued at $0.05 per share)                        147,490                           150,500

Issuance of common stock in November 2005 for cash
(7,85,000 common stock issued at $0.10 per share)                         777,150                           785,000

Issuance of common stock in December 2005 for services
(673,000 common stock issued at fair value)                                66,627                            67,300

Issurance of common stock in December 2005 for services
(159,000 common stock issued at fair value)                                15,741                            15,900

Issuance of common stock in December 2005 for debt
(8,000,000 common stock issued for conversion of debt)                    192,000                           200,000

Issuance of common stock in December 2005 for director services
(1,000,0000 common stock issued for services)                              24,000                            25,000

Common stock subscribed                                                   103,950                                --

Net Loss for the Year Ended December 31, 2005                                  --         (1,118,906)    (1,118,906)
                                                                      -----------      -------------    -----------
Balance, December 31, 2005                                            $ 2,108,611      $  (1,118,906)   $   626,194
                                                                      -----------      -------------    -----------

                                 CEREPLAST, INC.
                             STATEMENT OF CASH FLOWS
                           DECEMBER 31, 2005 AND 2004


                                                                    Year End
                                                          ---------------------------
                                                          December 31,   December 31,
                                                              2005           2004
                                                          ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                           $(1,118,906)   $  (286,698)
       Adjustment to reconcile net loss to net cash
         used in operating activities
       Depreciation and amortization                           48,731         24,347
       Common stock issued for services                       136,400         67,202
           (Increase) Decrease in:
          Accounts Receivable                                 (11,381)       (15,492)
          Inventory                                           (95,932)        21,613
          Employee advances                                    (1,300)            --
          Deposits                                            (20,753)        (1,684)
          Prepaid Expenses                                   (172,686)            --
          Increase (Decrease) in:
           Accounts Payable                                     8,960         89,822
           Other Payables                                       6,819             --
           Accrued Expenses                                    48,050         (2,601)
                                                          -----------    -----------
              NET CASH USED IN OPERATING ACTIVITIES        (1,171,998)      (103,491)
                                                          -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES:
    Purchase of property and equipment, and intangibles      (113,627)        (2,170)
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances from shareholders                                 37,860         38,749
    Payments on advances from shareholders                    (69,904)      (133,313)
    Advances on  Credit Lines                                  35,417         22,087
    Payments on Capital Leases                                (40,787)        (4,211)
    Payments on Term Loan Payable                              (9,102)        (5,736)
    Funds received from Term Loan Payable                          --         50,000
    Proceeds from Notes Payable                               250,000             --
    Proceeds from issuance of preferred stock                      --         75,000
    Proceeds from issuance of common stock                  1,583,923             --
                                                          -----------    -----------
              NET CASH PROVIDED BY FINANCING ACTIVITIES     1,787,407         42,576
                                                          -----------    -----------

                 NET INCREASE (DECREASE) IN CASH              501,782        (63,085)

CASH, BEGINNING OF PERIOD                                       4,705         67,790
                                                          -----------    -----------
CASH, END OF PERIOD                                       $   506,487    $     4,705
                                                          ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                          $    15,981    $     8,574
                                                          ===========    ===========
   Taxes paid                                             $        --    $        --
                                                          ===========    ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS During the year ended December 31, 2005, the Company issued 3,170,106 shares valued at $136,400 fair value for services; the Company purchased $183,700 of molds and equipment under capital leases; In addition the Company issued 8,000,000 shares in conversion of a promissory note valued at $200,000. During the year ended December 31, 2004, the Company issued 6,653,625 shares valued at $67,202 for services; In addition the Company purchased $27,709 of molds and equipment under capital leases.

                                 CEREPLAST, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


1.    ORGANIZATION AND LINE OF BUSINESS

      Organization

      Cereplast, Inc. (the "Company") was incorporated in the state of Nevada on September 29, 2001. The Company, based in Hawthorne California, began commercial operations January 1, 2002 to provide products and services for biodegradable packaging and organic waste systems in the food service and beverage industries. In 2005, the Company started to re-direct its operations toward resin manufacturing and expanded its operations in renting an industrial facility with a warehouse space. In addition, the company enjoyed the use a warehouse space in Mexico.

      Line of Business

      The Company has developed a breakthrough technology to produce proprietary bio-based resins, which are used as substitutes for conventional petroleum-based plastics in a variety of applications, including the manufacture of food service items such as utensils, plates, cups, and straws as well as agricultural applications. The company was validating its technology in selling finished products but since mid-2005 the Company started its transition to become only a resin manufacturer.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      This summary of significant accounting policies of Cereplast is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

      Revenue Recognition

      The Company recognizes revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements include the estimate of useful lives of property and equipment, the deferred tax valuation allowance, and the fair value of stock options. Actual results could differ from those estimates.

      Cash and Cash Equivalent

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

      Accounts Receivable

      The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management performs a review of the receivables past due from the customers on a monthly basis and reserves against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was $3,002 as of December 31, 2005.

                                 CEREPLAST, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Inventories

      Inventories are stated at the lower of cost (first-in, first-out basis) or
      market,   and   consists   of   finished   goods,   raw   materials,   and
      work-in-process. As of December 31, 2005, the inventories are as follows:

                     Finished Goods                $162,799
                     Raw Materials                   97,626
                     Work-In-Process                 29,680
                                                   --------
                                                   $290,105
                                                   ========


      Property and Equipment

      Property and equipment are stated at cost, and depreciation is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are between 5-7 years. Repairs and maintenance expenditures are charged to expense as incurred. Property and Equipment consist of:

                                                                          2005
                                                                        --------
      Molds                                                             $126,000
      Dryers                                                              11,800
      Equipment                                                          290,468
      Furniture & Fixtures                                                 5,456
      Computer Equipment                                                  22,813
                                                                        --------
                                                                         456,537
      Less Accumulated Depreciation                                       83,098
                                                                        --------
      Net Property and Equipment                                        $373,439
                                                                        ========

      Fair Value of Financial Instruments

      SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. The amounts reported for cash, accounts receivable, accounts payable, accrued interest and other expenses, approximate their fair value because of their short maturities.

      Advertising

      The Company expenses advertising costs as incurred. Advertising costs for the year ended December 31, 2005 and 2004 were $6,440 and $6,937, respectively.

      Research and Development Costs

      Research and development costs are charged to expense as incurred. These cost consist primarily to produce resin and testing of product. The costs for the years ended December 31, 2005 and 2004 were $108,069 and $60,908 respectively.

      Income Taxes

      As of January 2005 the status of the corporation changed from a Subchapter S Corporation to a C Corporation. The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized.

                                 CEREPLAST, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Common Shares

      All common shares amounts give effect to a thirty-three for one stock split that occurred in the first quarter of 2005.

      Loss per Share Calculations

      The Company adopted Statement of Financial Standards ("SFAS") No. 128 for the calculation of "Loss per Share". SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's diluted loss per share is the same as the basic loss per share for the year ended December 31, 2005 and 2004 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

      Recently Issued Accounting Pronouncements

      In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-based Payment. SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R will be effective for the year ending
      December 31, 2006, and applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are to follow a fair value of those equity instruments. Under SFAS 123R, we will be required to follow a fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. The adoption of SFAS 123R is not expected to have a material impact on our results of operations.

      In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions - FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings
      Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

      In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our financial statements.

                                 CEREPLAST, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


      Recently Issued Accounting Pronouncements (continued)

      In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its financial position or results of operations or cash flows.

      In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections." This new standard replaces APB Opinion No. 20, "Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements," and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005 . The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

3.    CAPITAL STOCK

      During the years ended December 31, 2005 and 2004 the Company issued 28,532,031 shares of common stock for cash of $648,423; 1,338,106 shares were issued for services with a fair value of 28,200; 2,475,000 shares of common stock issued for conversion of 75,000 preferred shares; Through a private placement, which was made in reliance upon an exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, 10,820,000 restricted shares of common stock were issued for cash of $935,500; In addition 1,832,000 restricted shares of common stock were issued for services with a fair value of $108,200; 8,000,000 restricted shares of common stock were issued for conversion of debt for $200,000; 1,050,000 restricted subscribed shares for cash of $105,000; 75,000 shares of preferred stock for cash of $75,000; and 201,625 shares of common stock for services valued at $67,202; At December 31, 2005, 2,085,000 shares of common stock were transferred from the stockholder to various Transferees, and certificates were reissued with restrictive transfer legend to the Transferees pursuant to Section 4(1) of the Act ; subsequent to the year ended December 31, 2004, the Company increased its authorized shares to 500,000,000, and effected a thirty-three for one stock split.

4.    REVOLVING LINES OF CREDIT

      The Company has a revolving line of credit of $25,000.The borrowings under the credit line as of December 31, 2005 was $24,125. The credit line expires on November 7, 2006. The rate of interest is tied to the prime index. As of December 31, 2005 and 2004, interest expense was $2,733 and $2,153 respectively.

      The Company has another revolving line of credit of $20,000. The borrowings under this credit line as of December 31, 2005was $20,095. The interest rate is prime plus 8.75%, with an annual fee of $150 and a credit protection fee of $0.35 per $100 average daily balance. As of December 31, 2005 and 2004, interest expense was $2,907 and $0 respectively.

                                 CEREPLAST, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


4.    REVOLVING LINES OF CREDIT (Continued)

      Also, the Company had a cash reserve line of credit for $1,000 tied to a credit card with an interest rate of 16.80%. The balance as of December 31, 2005 and 2004 were $0 and $882.

      The Company has another revolving credit line in the amount of $25,000. The borrowings under this credit line as of December 31, 2005 was $23,409. The rate of interest is prime plus 5.75%. The monthly payments vary based on the amount outstanding on the line of credit. As of December 31, 2005 and 2004, interest expense was $2,451 and $0 respectively.

5.    RENTAL LEASE

      In January 2005, the Company entered into a sublease and lease agreement for office, industrial and warehouse space. The sublease commenced in February 2005 with monthly rents of $3,200, and expires in July 2006. Upon expiration of the sublease, the Company will lease the same space, which will commence in August 2006 with monthly rents of $4,550, and expires in January 2010.

      In May 2005, the Company entered into a lease agreement for office and warehouse space. The lease commenced June 1, 2005 with monthly rents of $5,920, and expires in January 2010.

6.    LOAN PAYABLE

      During the year ended December 31, 2004, the Company obtained a term loan payable in the amount of $50,000, which bears interest at the rate of 6.75% per annum, and matures in 2009. The monthly payments are $984 with principal and interest. The future payments on the loan payable is as follows:

                  Years ending
                  December 31,
      -------------------------------------
                      2006                                     9,736
                      2007                                    10,413
                      2008                                    11,139
                      2009                                     3,874
                                                            --------
                                                              35,162
      Less Current Portion of Loan Payable                     9,736
                                                            --------
      Long Term Portion of Loan Payable                     $ 25,426
                                                            ========

                                 CEREPLAST, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

7.    DEFERRED TAX BENEFIT

      At December 31, 2005, the Company has available federal and state cumulative net operating loss carryforwards of approximately $1,118,906, which expires at dates that have not been determined.

      The difference between the Company's effective income tax rate and the statutory federal rate for the years ended December 31, 2005 and 2004 relates primarily to losses incurred for which no tax benefit was recognized, due to the uncertainty of realization. The valuation allowance was $163,000 and $0 at December 31, 2005 and 2004, respectively. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to significant annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

      A reconciliation of income tax expense that would result from applying the U.S. Federal and State rate of 40% to pre-tax income from continuing operations for the years ended December 31, 2005 and 2004, with federal income tax expense presented in the financial statements is as follows.

                                                             2005         2004
                                                          ---------    ---------
      Income tax benefit computed at U.S. Federal
        statutory rate (34%)                              $(380,428)   $      --
      State income taxes, net of benefit federal taxes      (67,134)
      Meals & Entertainment                                   2,929           --
      Accrued Compensation                                    7,000           --
      Less Valuation Allowance                              437,633           --
                                                          ---------    ---------
      Income tax expense                                  $      --    $      --
                                                          =========    =========


      The deferred income tax benefit at December 31, 2005 and 2004 reflects the impact of temporary differences between the amounts of assets and liabilities recorded for financial reporting purposes and such amounts as measured in accordance with tax laws. The items, which comprise a significant portion of deferred tax assets and liabilities are approximately as follows:

                                                            2005          2004
                                                         ---------     ---------
      Deferred tax assets:
            NOL Carryover                                $ 437,633     $      --
      Deferred tax liabilities:                                 --            --
      Less valuation allowance                            (437,633)           --
                                                         ---------     ---------
      Deferred income tax asset                          $      --     $      --
                                                         =========     =========


      The change in the valuation allowance during the year ended December 31, 2005 is $438,000.

                                 CEREPLAST, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

8.    CAPTIAL LEASE OBLIGATIONS

      At December 31, 2005, capital lease obligations are as follows:

Capital lease at 20% interest, with monthly principal and interest payments of
  $674 due December 2008, secured by mold equipment.
  The purchase option at the end of the lease  is $1.00.                                       $ 18,394

Capital lease at 32% interest, with monthly principal and interest payments of $47 due February 2008, secured by a computer. The
  purchase option at the end of the lease is $1.00.                                                 863

Capital lease at 32% interest, with monthly principal and interest payments of
  $18 due February 2008, secured by computer equipment.
  The purchase option at the end of the lease is $1.00.                                             325

Capital lease at 15% interest, with monthly principal and interest payments of
  $513 due January 2010, secured by mold equipment.
  The purchase option at the end of the lease is $1.00                                           18,756

Capital lease at 22% interest, with monthly principal and interest payments of
  $820 due January 2007, secured by mold equipment.
  The purchase option at the end of the lease is $1.00                                           16,767

Capital lease at 12% interest, with monthly principal and interest payments of
  $214 due January 2007, secured by equipment.
  The purchase option at the end of the lease is $1.00                                            4,567

Capital lease at 22% interest, with monthly principal and interest payments of
  $214 due January 2007, secured by equipment.
  The purchase option at the end of the lease is $1.00                                            3,162

Capital lease at 13% interest, with monthly principal and interest payments of
  $1,128 due January 2009, secured by equipment.
  The purchase option at the end of the lease is $1.00                                           36,269

Capital lease at 29% interest, with monthly principal and interest payments of
  $1,369 due January 2010, secured by equipment.
  The purchase option at the end of the lease is $1.00                                           40,860

Capital lease at 21% interest, with monthly principal and interest payments of
  $1,028 due January 2008, secured by equipment.
  The purchase option at the end of the lease is $1.00                                           26,448
                                                                                              ---------
                                                                                              $ 166,411
Less current portion                                                                             41,128
                                                                                              ---------
                                                                                              $ 125,283
                                                                                              =========

                                 CEREPLAST, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


8.    CAPTIAL LEASE OBLIGATIONS (Continued)

      Future payments on capital lease obligations are as follows:

                   Years ending
                   December 31,
      -------------------------------------
                       2006                                   72,345
                       2007                                   71,520
                       2008                                   57,588
                       2009                                   27,098
                       2010                                    8,728
                                                           ---------
                  Total Payments                             237,279
               Less Interest portion                          70,868
                                                           ---------
         Present value of future payments                  $ 166,411
                                                           =========

      Leased assets under capital obligations, comprised of warehouse equipment, and computer equipment is as follows at December 31, 2005:

      Assets under capitalized leases                      $ 211,409
      Accumulated amortization                                28,680
                                                           ---------
                                                           $ 182,729
                                                           =========


      The assets have been recorded under property and equipment, and are being amortized over the estimated lives of the assets leased. Amortization of assets leased is included in depreciation and amortization expense.

9.    RELATED PARTY

      At December 31, 2005 and 2004, the loans in the amount of $126,125 and $158,170, respectively, are from the shareholders, and bear interest payable at the rate of 6% per year. The principal is due in June 2006.

      During the nine months ended September 30, 2005, one of the Company's customers loaned $50,000 to the Company at the rate of 9% per year. The principal and interest is due and payable in June 2006.

10.   SUBSEQUENT EVENTS

      On or about January 4, 2006, the majority shareholder transferred 2,130,000 shares of common stock to various Transferees and reissued certificates with restrictive transfer legend to the Transferees pursuant to Section 4(1) of the Act.

                                 CEREPLAST, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

      On or about January 15, 2006, the Company commenced a private placement of up to eight million (8,000,000) shares of its common stock (the "Shares") at a price of twelve and half cents ($0.125) per Share. The private placement, which was made in reliance upon an exemption from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended, was terminated by the Company on February 15, 2006. The Company raised approximately $1,346,275 in gross proceeds from this offering.

      In February 2006, the Company entered into a new lease agreement for additional industrial and warehouse space, with monthly rents of $2,250, and expires in January 2010.

      February 2006, the Company entered into a $10,000,000 private equity line of financing agreement with Cumorah Capital, Inc. (the Investor), with a commitment period of twenty-four months. Based on the amount of the advance, the Investor can purchase shares of common stock at an exchange rate equal to 90% of the market price during the pricing period. A
      5,000,000  shares  commitment  fee  was  paid  by the  Company  at time of closing.
                                       39