Form 10QSB
period 2006-03-31
Cereplast Inc
filed 2006-05-15
CIK 1324759

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 333-131853
CEREPLAST, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-2154289
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
3421-3433 West El Segundo Boulevard
Hawthorne, California 90250
(Address of principal executive offices (zip code))
310-676-5000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shall company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
At May 10, 2006, there were 199,483,262 shares of common stock, $0.001 par value per share, issued and outstanding.
Transitional small business disclosure format (Check one) YES ☐ NO ☑

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CEREPLAST, INC.
FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006
CEREPLAST, INC.
BALANCE SHEET
MARCH 31,2006
(UNAUDITED)

ASSETS
Current Assets
Cash	$1,000,340
Accounts Receivable, Net	79,379
Inventory	572,162
Employee Advances	3,846
Prepaid Expenses	12,277

Total Current Assets	1,668,004

Property and Equipment
Property and Equipment	616,220
Accumulated Depreciation and Amortization	(91,291)

Net Property and Equipment	524,929

Other Assets
Intangibles, Net	1,905
Deposits	24,732

Total Other Assets	26,637

Total Assets	$2,219,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$115,520
Other Payable	8,215
Accrued Expenses	50,940
Credit Lines	47,283
Note Payable, Customer	50,000
Shareholder’s Loan	122,919
Capital Leases, Current Portion	31,335
Loan Payable, Current Portion	7,366

Total Current Liabilities	433,578

Long-Term Liabilities
Captial Leases	125,283
Loan Payable	25,426

Total Long-Term Liabilities	150,709

Total Liabilities	584,287

Shareholders’ Equity
Preferred Stock, $0.001 par value; 5,000,0000 authorized preferred shares Common Stock, $0.001 par value; 495,000,000 authorized shares; 194,623,262 shares issued and outstanding	194,624
Additional Paid in Capital	3,424,151
Accumulated Deficit S-Corporation	(442,425)
Accumulated Deficit	(1,541,067)

Total Shareholders’ Equity	1,635,283

Total Liabilities and Shareholders’ Equity	$2,219,570

The accompanying notes are an integral integral part to these financial statements

CEREPLAST,INC
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED
(UNAUDITED)

	Three Months Ended
	03/31/2006	03/31/2005
REVENUES	$119,892	$115,765

COST OF SALES	74,393	82,107

GROSS PROFIT	45,499	33,658

OPERATING EXPENSES
Advertising	6,409	2,350
Auto Expense	1,197	1,323
Bank Charges	814	677
Commissions	27,102	4,500
Computer Expense	1,591	4,423
Credit Card Fees	829	175
Depreciation and Amortization	8,253	6,130
Donations	660	260
Dues & Subscription	4,416	859
Entertainment Expenses	1,878	729
Equipment Rental	151	205
Insurance Expense	8,286	5,385
Marketing Expense	22,198	—
Office Supplies & Expenses	8,029	2,860
Outside Services	7,000	1,916
Payroll Tax Expense	9,705	106
Professional Fees	139,662	108
Rent Expense	39,332	5,216
Repairs & Maintenance	22,922	1,000
Research & Development	9,732	16,620
Salaries & Wages	103,661	3,918
Seminars	3,615	—
Shop Supplies	11,040	1,275
Taxes & Licenses	5,633	595
Telephone Expense	1,805	1,778
Travel Expense	6,893	952
Utilities	2,735	401

TOTAL OPERATING EXPENSES	455,548	63,761

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(410,049)	(30,103)

OTHER INCOME (EXPENSES)
Interest Income	3,159	—
Interest Expense	(13,471)	(7,652)

	(10,312)	(7,652)

LOSS BEFORE PROVISIONS FOR TAXES	(420,361)	(37,755)

Provision for Taxes	1,800	—

NET LOSS	$(422,161)	$(37,755)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	162,330,262	132,567,128

The accompanying notes are an integral integral part to these financial statements

CEREPLAST,INC
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
(UNAUDITED)

	Three Months Ended
	03/31/2006	03/31/2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(422,161)	$(37,755)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization (Increase) Decrease in:	8,253	6,130
Accounts Receivable	(32,416)	(31,460)
Inventory	(282,057)	13,381
Employee advances	(2,546)	—
Deposits	(2,295)	(6,459)
Prepaid Expenses	160,409	—
Increase (Decrease) in:
Accounts Payable	(113,882)	(13,915)
Other Payables	1,396	—
Accrued Expenses	(56,700)	(12,591)

NET CASH USED IN OPERATING ACTIVITIES	(741,999)	(82,669)

NET CASH USED IN INVESTING ACTIVITIES:
Purchase of property and equipment, and intangibles	(159,683)	(4,382)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Overdraft	—	8,640
Advances from shareholders	—	29,628
Payments on advances from shareholders	(3,206)	(23,825)
Advances on Credit Lines	—	12,736
Payments on Credit Line	(20,346)	—
Payments on Capital Leases	(9,793)	(3,838)
Payments on Term Loan Payable	(2,370)	(2,218)
Proceeds from issuance of common stock and subscription receivable	1,431,250	61,223

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,395,535	82,346

NET INCREASE (DECREASE) IN CASH	493,853	(4,705)

CASH, BEGINNING OF PERIOD	506,487	4,705

CASH, END OF PERIOD	$1,000,340	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$10,476	$5,215

Taxes paid	$1,800	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
During the three months ended March 31, 2005, the Company converted 75,000 preferred shares to 2,475,000 common stock with a value of $75,000; the Company had a stock split of 33 for 1.
The accompanying notes are an integral integral part to these financial statements

CEREPLAST, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2006
1.	ORGANIZATION AND LINE OF BUSINESS

Organization

Cereplast, Inc. (the “Company”) was incorporated in the state of Nevada on September 29, 2001. The Company, based in Hawthorne, California, began commercial operations January 1, 2002 to provide products and services for biodegradable packaging and organic waste systems in the food service and beverage industries. In 2005, the Company started to redirect its operations toward resin manufacturing and expanded its operations in renting industrial facility with additional warehouse space. The Company also rents warehouse space in Mexico.

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements for the year ended December 31, 2005 and the notes thereto included in the Company’s Annual Report.

Line of Business

The Company had developed a breakthrough technology to produce proprietary bio-based resins, which are used as substitutes for conventional petroleum-based plastics in a variety of applications, including the manufacture of food service items such as utensils, plates, cups, and straws. The Company was validating its technology in selling finished products, but since mid-2005, the Company started its transition to become only a resin manufacturer.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Cereplast is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Revenue Recognition

The Company recognizes revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.

3.	CAPITAL STOCK

During the three months ended March 31, 2006 the Company received funds of $105,000 for restricted common stock subscribed. Through a private placement, which was made in reliance upon an exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, 10,710,000 restricted shares of common stock were issued for cash of $1,326,250.

CEREPLAST, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2006
4.	EQUITY LINE OF FINANCING

In February 2006, the Company entered into a $10,000,000 private equity line of financing agreement with Cumorah Capital, Inc. (the investor), with a commitment period of twenty-four months. Based on the amount of the advance, the Investor can purchase shares of common stock at an exchange rate equal to 90% of the market price during the pricing period. A 5,000,000 shares commitment fee was paid by the Company at time of closing. As of the three months ended March 31, 2006, no funds have been advanced on the equity line.

5.	RELATED PARTY

At March 31, 2006, the loan in the amount of $122,919, is from the shareholders, and bear interest payable at the rate of 6% per annum. The principal is due in June 2006.

On or about January 4, 2006, the majority shareholder transferred 2,130,000 shares of common stock to various Transferees and reissued certificates with restrictive transfer legend to the Transferees pursuant to Section 4(1) of the Act.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Cautionary Statements
This Form 10-QSB may contain “forward-looking statements,” as that term is used in federal securities laws, about Cereplast, Inc.’s financial condition, results of operations and business. These statements include, among others:
•	statements concerning the potential benefits that Cereplast, Inc. (the “Company,” “we,” or “Cereplast”) may experience from its business activities and certain transactions it contemplates or has completed; and

•	statements of Cereplast’s expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-QSB. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “opines,” or similar expressions used in this Form 10-QSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Cereplast’s actual results to be materially different from any future results expressed or implied by Cereplast in those statements. The most important facts that could prevent Cereplast from achieving its stated goals include, but are not limited to, the following:
(a)	volatility or decline of Cereplast’s stock price;

(b)	potential fluctuation in quarterly results;

(c)	failure of Cereplast to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement its business plans;

(e)	failure to commercialize Cereplast’s technology or to make sales;

(f)	changes in demand for Cereplast’s products and services;

(g)	rapid and significant changes in markets;

(h)	litigation with or legal claims and allegations by outside parties;

(i)	insufficient revenues to cover operating costs.
There is no assurance that Cereplast will be profitable, Cereplast may not be able to successfully develop, manage or market its products and services, Cereplast may not be able to attract or retain qualified executives and technology personnel, Cereplast may not be able to obtain customers for its products or services, Cereplast’s products and services may become obsolete, government regulation may hinder Cereplast’s business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in Cereplast’s businesses.
Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Cereplast cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-QSB. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that Cereplast or persons acting on its behalf may issue. Cereplast does not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB, or to reflect the occurrence of unanticipated events.
Current Overview
We are engaged in the development, manufacture and sale of renewable plastic resins which are used as substitutes for conventional, petroleum based plastics in a variety of applications, including the manufacture of food service items such as utensils, plates, cups and straws. Our renewable resins are starch-based and compostable and incorporate resources such as corn, wheat and potato starch, which are also bio-degradable and bio-based..
We develop and manufacture each of our resins at our facility to create various grades of our resins. We then sell our resins to traditional plastic converters. Cereplast resins can be used to substitute for all traditional plastic resins. Each of our resins is truly thermoplastic and are compatible with existing manufacturing processes and equipment for various applications including injection molding, thermoforming, blow molding, extrusions, etc.. As a result, plastic manufacturers do not need to change their equipment in order to accommodate our resins. We believe our resins provide plastic manufacturers with an environmentally safe and economically viable alternative to conventional, petroleum-based plastics.

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
Results of Operations for the Three Months Ended March 31, 2006 compared to the Three Months Ended March 31, 2005.
     Revenues increased by $4,127, or 3.56%, to $119,892 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The slight increase in revenue was a result of sales to existing customers.
Cost of Sales
     Cost of sales decreased by $7,714 or 9.40%, to $74,393 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. As a percentage of sales, cost of sales was 62.05% for the three months ended March 31, 2006 compared to 70.93% for the three months ended March 31, 2005, indicating a 8.88% decrease. Management attributes the decrease in cost of sales to an increase in product mix, which included their resin produced on site.
Gross Profit
     Gross profit increased $11,841, or 35.18%, to $45,499 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The gross profit margin also increased 130.55% to 37.95% for the three months ended March 31, 2006 compared to 29.07% for the three months ended March 31, 2005, primarily due to the fact the company is starting to sell small amounts of resin with the previous product mix
General and Administrative Expenses
     General and administrative (“G&A”) expenses increased by $398,675, or 845.71%, to $445,816 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This increase in G&A expenses was a result of an increase in staff salaries of $99,743, and professional and consulting fees of $139,554, other general expenses.
Research and Development
     Research and development (“R&D”) costs decreased by $6,888 or 41.44%, to $9,732 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This decrease in R&D costs was a result of Cereplast’s efficiency in manufacturing its own resin in-house.
Net Loss
     Net loss increased by $384,406, or 1018.16%, to $422,161 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This increase in net loss was a result of increased G&A expenses and professional fees for our growth. Currently operating costs exceed revenue because sales are not yet significant. We cannot assure when or if revenue will exceed operating costs.
Liquidity and Capital Resources
     The Company had net cash of $1,000,340 at March 31, 2006, as compared to $0 at March 31, 2005.
     The Company had a working capital equity (i.e. the difference between current assets and current liabilities) of $1,234,426 at March 31, 2006. The increase in the working capital equity was partly due to private placements of common stock to private investors.

     During the three months ended March 31, 2006, the Company used $741,999 of cash for operating activities, as compared to $82,669 during the three months ended March 31, 2005. The increase in the use of cash for operating activities was a result of hiring staff, professional fees incurred, significant acquisition of inventory, and marketing expenses.
     Cash used in investing activities to purchase equipment during the three months ended March 31, 2006 was $159,683 compared to $4,382 during the three months ended March 31, 2005.
     Cash provided by financing activities during the three months ended March 31, 2006 was $1,395,535, as compared to $82,346 during the three months ended March 31, 2005. In addition the Company entered into an equity financing agreement, in which 5,000,000 shares of common stock were issued for a line of credit in the amount of 10,000,000. As of March 31, 2006, the Company has not drawn any funds on the line of credit.
     The Company will continue to market its products through sales leads, referrals, and marketing to increase its customer base, and will raise further capital through the issuance of common stock.
ITEM 3. CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART 2 — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.The Company is currently not aware of nor has any knowledge of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.
ITEM 2. ISSUANCE OF UNREGISTERED SECURITIES AND USE OF PROCEEDS
We have not issued unregistered securities for the period ended March 31, 2006.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES:
Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable
ITEM 5. OTHER INFORMATION
Not Applicable
ITEM 6. EXHIBITS
31.1 Certification by the Chief Executive Officer and Principal Accounting/Financing Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification by the Chief Executive Officer and Principal Accounting/Financing Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CEREPLAST, INC.

By:	/s/Frederic Scheer
Frederic Scheer
President, Chief Executive Officer, Principal Financial/Accounting Officer
and Chairman

Dated: May 15, 2006