Form 10QSB
period 2006-06-30
Cereplast Inc
filed 2006-08-14
CIK 1324759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 333-131853
CEREPLAST, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other Jurisdiction of Incorporation or Organization)	91-2154289 (IRS Employer Identification No.)
3421-3433 West El Segundo Boulevard
Hawthorne, California 90250
(Address of principal executive offices (zip code))
310-676-5000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
At August 9, 2006, there were 200,379,168 shares of common stock, $0.001 par value per share, issued and outstanding.
Transitional small business disclosure format (Check one) YES ☐ NO ☒

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CEREPLAST, INC.
BALANCE SHEET
JUNE 30,2006
(UNAUDITED)

ASSETS
Current Assets
Cash	$328,410
Accounts Receivable, Net	125,460
Inventory	709,170
Employee Advances	6,312
Prepaid Expenses	—

Total Current Assets	1,169,352

Property and Equipment
Property and Equipment	867,623
Accumulated Depreciation and Amortization	(146,080)

Net Property and Equipment	721,543

Other Assets
Intangibles, Net	25,903
Deposits	25,044

Total Other Assets	50,947

Total Assets	$1,941,842

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$261,693
Other Payable	2,279
Accrued Expenses	23,863
Credit Lines	47,283
Shareholder’s Loan	155,563
Capital Leases, Current Portion	21,427
Loan Payable, Current Portion	4,950

Total Current Liabilities	517,058

Long-Term Liabilities
Captial Leases	125,284
Loan Payable	25,429

Total Long-Term Liabilities	150,713

Total Liabilities	667,771

Shareholders’ Equity
Preferred Stock, $0.001 par value; 5,000,0000 authorized preferred shares	—
Common Stock, $0.001 par value; 495,000,000 authorized shares; 200,109,656 shares issued and outstanding	200,110
Additional Paid in Capital	6,933,929
Deferred Equity Offering Cost	(3,308,125)
Retained Earnings/(Deficit)	(2,551,843)

Total Shareholders’ Equity	1,274,071

Total Liabilities and Shareholders’ Equity	$1,941,842

The accompanying notes are an integral part of these financial statements

CEREPLAST, INC.
STATEMENTS OF OPERATION
(UNAUDITED)

	Three Months Ended		Six Months Ended
	6/30/2006	6/30/2005	6/30/2006	6/30/2005
REVENUES	$159,957	$175,352	$279,849	$291,117

COST OF SALES	108,963	157,634	183,356	239,741

GROSS PROFIT	50,994	17,718	96,493	51,376

OPERATING EXPENSES
Depreciation and Amortization	56,290	6,130	64,544	6,130
Marketing Expense	105,278	—	127,476	—
Professional Fees	79,323	15,135	218,985	15,135
Rent Expense	50,329	5,216	89,661	5,216
Salaries & Wages	122,784	3,918	226,446	3,918
Other Operating Expenses	195,407	344,471	339,649	408,232

TOTAL OPERATING EXPENSES	609,411	374,870	1,066,761	438,631

LOSS FROM OPERATIONS BEFORE OTHER INCOME(EXPENSES)	(558,417)	(357,152)	(970,268)	(387,255)

OTHER INCOME (EXPENSES)
Interest Income	2,744	—	5,903	—
Interest Expense	(12,676)	(10,746)	(26,147)	(18,398)

	(9,932)	(10,746)	(20,244)	(18,398)

LOSS BEFORE PROVISIONS FOR TAXES	(568,349)	(367,898)	(990,512)	(405,653)

Provision for Taxes	—	—	—	—

NET LOSS	$(568,349)	$(367,898)	$(990,512)	$(405,653)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	200,050,486	159,593,832	196,842,143	146,140,443

The accompanying notes are an integral part of these financial statements

CEREPLAST, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	6/30/2006	6/30/2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(990,512)	$(405,653)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	64,544	16,805
Financing Discount Costs	13,889
Common stock issued for services	16,000	28,200
(Increase) Decrease in:
Accounts Receivable	(78,497)	(92,670)
Inventory	(419,065)	3,511
Employee advances	(5,012)	—
Deposits	(2,608)	—
Prepaid Expenses	172,686	(40,850)
Increase (Decrease) in:
Accounts Payable	32,291	(90,462)
Other Payables	(4,540)	1,827
Accrued Expenses	(83,777)	7,467

NET CASH USED IN OPERATING ACTIVITIES	(1,284,601)	(571,825)

NET CASH USED IN INVESTING ACTIVITIES:
Purchase of property and equipment, and intangibles	(436,586)	(12,613)

NET CASH USED IN INVESTING ACTIVITIES	(436,586)	(12,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Overdraft	—	—
Advances from shareholders	36,235	29,643
Payments on advances from shareholders	(6,797)	(35,097)
Advances on Credit Lines	—	13,553
Payments on Credit Line	(20,346)	(1,347)
Payments on Capital Leases	(19,699)	(7,620)
Payments on Term Loan Payable	(54,783)	(4,475)
Proceeds from issuance of common stock and subscription receivable	1,608,500	645,423

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,543,110	640,080

NET INCREASE (DECREASE) IN CASH	(178,077)	55,642

CASH, BEGINNING OF PERIOD	506,487	4,705

CASH, END OF PERIOD	$328,410	$60,347

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
During the six months ended June 30, 2006, the Company issued 98,500 shares in exchange for a $125,000 advance on its Equity Line of Financing.
SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
During the six months ended June 30, 2006 the Company issued 5,000,000 shares to secure its Equity Line of Financing, 20,000, valued at $16,000 for services and cancelled 678,106 shares. During the six months ended June 30, 2005, the Company issued 1,338,106 shares valued at $28,200 for services.
The accompanying notes are an integral part of these financial statements

CEREPLAST, INC.
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2006
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

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements for the year ended December 31, 2005 and the notes thereto included in the Company’s Annual Report.

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

During the six months ended June 30, 2006 the Company received funds of $105,000 for restricted common stock subscribed.

Through a private placement, which was made in reliance upon an exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, 10,710,000 restricted shares of common stock were issued for cash of $1,326,250.

In April 2006, the Company cancelled 678,106 shares relating to services rendered.

On April 2, 2006, the Customer exercised the option to convert the $50,000 outstanding principal balance and accrued interest on the Customer Loan into 1,045,000 restricted shares of common stock.

On April 20, 2006, the Company issued 20,000 shares valued at $16,000 for services.

On May, 26, 2006, The Company received funds of $125,000 under its Equity Line of Credit Financing.

4.	EQUITY LINE OF FINANCING

On February 13, 2006, the Company entered into a $10,000,000 private equity line of financing agreement with Cumorah Capital, Inc. (the investor), with a commitment period of twenty-four months. Based on the amount of the advance, the Investor can purchase shares of common stock at an exchange rate equal to 90% of the market price during the pricing period. The Company paid a deferred equity offering cost of 5,000,000 shares to Cumorah Capital, Inc. to be amortized over the life of the equity line of financing. As of the six months ended June 30, 2006, the Company received $125,000 in exchange for 98,500 shares on the equity line and has $9,875,000 in availability.

5.	RELATED PARTY

At June 30, 2006, the loan in the amount of $155,563, is from the shareholders, and bear interest payable at the rate of 6% per annum.

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
Current Overview
     We are engaged in the development, manufacture and sale of renewable plastic resins which are used as substitutes for conventional, petroleum based plastics in a variety of applications, including the manufacture of food service items such as utensils, plates, cups and straws. Our renewable resins are starch-based and compostable and incorporate resources such as corn, wheat and potato starch, which are also bio-degradable and bio-based.
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
Results of Operations for the Three Months and Six Months Ended June 30, 2006 compared to the Three and Six Months Ended June 30, 2005.
     Revenues decreased by $15,395, or 8.8%, to $159,957 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Revenues decreased by $11,268, or 3.9%, to $279,849 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The slight decrease in revenue was a result of the Company’s strategic decision to focus on increasing resin sales and decreasing finished goods sales.
Cost of Sales
     Cost of sales decreased by $48,671 or 30.9%, to $108,963 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. As a percentage of sales, cost of sales was 68.1% for the three months ended June 30, 2006 compared to 89.9% for the three months ended June 30, 2005. Cost of sales decreased by $56,385 or 23.5%, to $183,356 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. As a percentage of sales, cost of sales was 65.5% for the six months ended June 30, 2006 compared to 82.4% for the six months ended June 30, 2005. Management attributes the decrease in cost of sales to an increase in product mix and operating efficiencies, which included their resin produced on site.
Gross Profit
     Gross profit increased $33,276, or 187. 8%, to $50,994 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Gross profit increased $45,117, or 87.8%, to $96,493 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The gross profit margin also increased 95.3% to 34.5% for the six months ended June 30, 2006 compared to 17.6% for the six months ended June 30, 2005, primarily due to the fact the Company is increasing the sale of resin as part of its product mix.
Operating Expenses
     Operating expenses increased by $234,541, or 62.6%, to $609,411 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Operating expenses increased by $628,130, or 143.2%, to $1,066,761 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This increase in operating expenses for the six months ended June 30, 2006 was a result of an increase in staff salaries, marketing expense, professional and consulting fees, as well as other general expenses.
Research and Development
     Research and development (“R&D”) costs increased by $19,992 or 120.3%, to $36,612 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Research and development (“R&D”) costs increased by $29,724 or 278.8%, to $46,344 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase in R&D costs was a result of Cereplast’s continued effort to expand its in-house resin manufacturing capabilities by developing and offering various types of resins.
Net Loss
     Net loss increased by $200,451, or 54.5%, to $568,349 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Net loss increased by $584,859, or 144.2%, to $990,512 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This increase in net loss was a result of increased G&A expenses and professional fees for our growth. Currently operating costs exceed revenue because sales are not yet significant. We cannot assure when or if revenue will exceed operating costs.

Liquidity and Capital Resources
     The Company had net cash of $328,410 at June 30, 2006.
     The Company had working capital equity (i.e. the difference between current assets and current liabilities) of $652,294 at June 30, 2006. The increase in working capital equity was partly due to private placements of common stock to private investors and the draw on the Equity Line of Financing.
     During the six months ended June 30, 2006, the Company used $1,284,601 of cash for operating activities. The increase in the use of cash for operating activities was a result of hiring staff, professional fees incurred, significant acquisition of inventory, and marketing expenses.
     Cash used in investing activities to purchase equipment during the six months ended June 30, 2006 was $436,586.
     Cash provided by financing activities relating to the issuance of shares of common stock during the six months ended June 30, 2006 was $1,543,110. On February 13, 2006, the Company entered into an equity financing agreement, in which 5,000,000 shares of common stock were issued for an Equity Line of Financing in the amount of $10,000,000. As of June 30, 2006, the Company had drawn $125,000 in exchange for 98,500 shares, giving the Company availability of $9,875,000 under the Equity Line of Financing.
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

PART 2 — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. The Company is currently not aware of nor has any knowledge of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.
ITEM 2. ISSUANCE OF UNREGISTERED SECURITIES AND USE OF PROCEEDS
     We have issued the following unregistered securities during the six months the ended June 30, 2006.
•	The Company sold 1,050,000 restricted shares of common stock at $0.10 per share to accredited investors for aggregate consideration of $105,000 during the first quarter.

•	The Company sold 10,710,000 restricted shares of common stock at $0.1238 per share to accredited investors for aggregate consideration of $1,326,250 during the first quarter.
     All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of our company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to the Company’s Securities and Exchange Commission filings.
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

CEREPLAST, INC.
By:	/s/ Frederic Scheer
Frederic Scheer
President, Chief Executive Officer, Principal Financial/Accounting Officer and Chairman Dated: August 10, 2006