Form 10QSB
period 2006-09-30
Cereplast Inc
filed 2006-11-14
CIK 1324759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2006
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
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
At November 13, 2006, there were 201,448,222 shares of common stock, $0.001 par value per share, issued and outstanding.
Transitional small business disclosure format (Check one) YES ☐ NO ☒

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CEREPLAST, INC.
BALANCE SHEET
SEPTEMBER 30, 2006
(UNAUDITED)

ASSETS
Current Assets
Cash	$154,738
Accounts Receivable, Net	124,217
Inventory	936,804
Employee Advances	5,796
Prepaid Expenses	—

Total Current Assets	1,221,555

Property and Equipment
Property and Equipment	996,372
Accumulated Depreciation and Amortization	(181,632)

Net Property and Equipment	814,740

Other Assets
Intangibles, Net	25,122
Deposits	26,344

Total Other Assets	51,466

Total Assets	$2,087,761

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$224,551
Other Payable	2,121
Accrued Expenses	35,088
Credit Lines	47,468
Note Payable	251,250
Shareholder’s Loan	157,908
Capital Leases, Current Portion	11,023
Loan Payable, Current Portion	2,495

Total Current Liabilities	731,904

Long-Term Liabilities
Capital Leases	125,283
Loan Payable	25,429

Total Long-Term Liabilities	150,712

Total Liabilities	882,616

Shareholders’ Equity
Preferred Stock, $0.001 par value; 5,000,0000 authorized preferred shares	—
Common Stock, $0.001 par value; 495,000,000 authorized shares; 201,131,189 shares issued and outstanding	201,132
Additional Paid in Capital	7,763,023
Deferred Equity Offering Cost	(3,071,180)
Retained Earnings/(Deficit)	(3,687,830)

Total Shareholders’ Equity	1,205,145

Total Liabilities and Shareholders’ Equity	$2,087,761

The accompanying notes are an integral part of these financial statements

CEREPLAST, INC.
STATEMENTS OF OPERATION
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	9/30/2006	9/30/2005	9/30/2006	9/30/2005
REVENUES	$169,061	$172,935	$448,910	$464,052

COST OF SALES	93,474	179,229	276,830	418,970

GROSS PROFIT	75,587	(6,294)	172,080	45,082

OPERATING EXPENSES
Depreciation and Amortization	36,334	6,130	100,877	6,130
Marketing Expense	75,521	—	202,997	—
Professional Fees	125,913	15,135	344,898	15,135
Rent Expense	40,266	5,216	129,926	5,216
Salaries & Wages	403,752	3,918	630,200	3,918
Other Operating Expenses	516,646	194,125	856,295	632,756

TOTAL OPERATING EXPENSES	1,198,432	224,524	2,265,193	663,155

LOSS FROM OPERATIONS BEFORE OTHER INCOME(EXPENSES)	(1,122,845)	(230,818)	(2,093,113)	(618,073)

OTHER INCOME (EXPENSES)
Interest Income	222	—	6,125	—
Interest Expense	(13,364)	(14,988)	(39,511)	(33,386)

	(13,142)	(14,988)	(33,386)	(33,386)

LOSS BEFORE PROVISIONS FOR TAXES	(1,135,987)	(245,806)	(2,126,499)	(651,459)

Provision for Taxes	—	—	—	—

NET LOSS	$(1,135,987)	$(245,806)	$(2,126,499)	$(651,459)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	200,400,921	151,590,529	198,037,524	146,140,443

The accompanying notes are an integral part of these financial statements

CEREPLAST, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	9 Months Ended
	9/30/2006	9/30/2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,126,499)	$(651,459)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	100,877	31,550
Financing Discount Costs	69,445
Common stock issued for services	294,630	28,200
(Increase) Decrease in:
Accounts Receivable	(77,254)	(68,767)
Inventory	(646,699)	46,000
Employee advances	(4,496)	—
Deposits	(3,907)	(32,033)
Prepaid Expenses	172,686	(1,753)
Increase (Decrease) in:
Accounts Payable	(4,851)	(73,877)
Other Payables	(4,698)	2,920
Accrued Expenses	(72,552)	(19,009)

NET CASH USED IN OPERATING ACTIVITIES	(2,303,318)	(738,228)

NET CASH USED IN INVESTING ACTIVITIES:
Purchase of property and equipment, and intangibles	(565,335)	(17,700)

NET CASH USED IN INVESTING ACTIVITIES	(565,335)	(17,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Overdraft	—	—
Advances from shareholders	38,579	36,838
Payments on advances from shareholders	(6,797)	(45,634)
Advances on Credit Lines	251,250	13,077
Payments on Credit Line	(20,160)	—
Payments on Capital Leases	(30,106)	(31,638)
Proceeds from Notes Payable	—	150,000
Payments on Term Loan Payable	(57,237)	(6,769)
Proceeds from issuance of common stock and subscription receivable	2,341,375	648,423

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,516,904	764,297

NET INCREASE (DECREASE) IN CASH	(351,749)	8,369

CASH, BEGINNING OF PERIOD	506,487	4,705

CASH, END OF PERIOD	$154,738	$13,074

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
During the nine months ended September 30, 2006, the Company issued 720,690 shares in exchange for a $625,000 advance on its Equity Line of Financing. During the nine months ended Septemebr 30, 2006, the Company paid $30,589 in interest and during the nine months ended September 30, 2005, the Company paid $23,927 in interest. During the nine months ended Septemebr 30, 2006 and 2005, the Company was not liable for any income tax payments.
SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
During the nine months ended September 30, 2006 the Company issued 5,000,000 shares to secure its Equity Line of Financing, 420,340, valued at $318,504 for services and cancelled 678,106 shares.
The accompanying notes are an integral part of these financial statements

CEREPLAST, INC.
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2006
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

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements for the year ended December 31, 2005 and the notes thereto included in the Company’s Annual Report.

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

2.	CAPITAL STOCK

During the nine months ended September 30, 2006 the Company received funds of $105,000 for restricted common stock subscribed.

Through a private placement, which was made in reliance upon an exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, 10,710,000 restricted shares of common stock were issued for cash of $1,326,250.

In April 2006, the Company cancelled 678,106 shares relating to services rendered.

On April 2, 2006, Yanosan Group exercised the option to convert the $50,000 outstanding principal balance and accrued interest on its Customer Loan into 1,045,000 restricted shares of common stock.

On April 20, 2006, the Company issued 20,000 shares valued at $16,000 for services.

On September 30, 2006 the Company issued 392,840 shares valued at $294,630 to various employees and consultants for services rendered.

As of September 30, 2006 the Company received funds of $625,000 under its Equity Line of Credit Financing.

3.	EQUITY LINE OF FINANCING

On February 13, 2006, the Company entered into a $10,000,000 private equity line of financing agreement with Cumorah Capital, Inc. (the investor), with a commitment period of twenty-four months. Based on the amount of the advance, the Investor can purchase shares of common stock at an exchange rate equal to 90% of the market price during the pricing period. A 5,000,000 shares commitment fee was paid by the Company at time of closing. As of the nine months ended September 30, 2006, the Company received $625,000 in exchange for 720,698 shares on the equity line and has $9,375,000 in availability.

4.	RELATED PARTY

At September 30, 2006, the shareholder’s loan in the amount of $157,908, is from the shareholders, and bear interest payable at the rate of 6% per annum.

At September 30, 2006, the Note Payable in the amount of $251,250, is from Cumorah Capital, Inc., and bears interest payable at the rate of 6% per annum. On or about January 4, 2006, the majority shareholder transferred 2,130,000 shares of common stock to various Transferees and reissued certificates with restrictive transfer legend to the Transferees pursuant to Section 4(1) of the Act.

5.	SUBSEQUENT EVENTS

On October 4, 2006, the Company received funds of $200,000 in exchange for 500,000 restricted shares.

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
Results of Operations for the Three Months and Nine months Ended September 30, 2006 compared to the Three and Nine months Ended September 30, 2005.
Revenues
     Revenues decreased by $3,874, or 2.2%, to $169,061 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Revenues decreased by $15,142, or 3.3%, to $448,910 for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The slight decrease in revenue was a result of the Company’s strategic decision to focus on increasing resin sales and decreasing finished goods sales.
Cost of Sales
     Cost of sales decreased by $85,755 or 47.8%, to $93,474 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. As a percentage of sales, cost of sales was 55.3% for the three months ended September 30, 2006 compared to 103.6% for the three months ended September 30, 2005. Cost of sales decreased by $142,140 or 33.9%, to $276,830 for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. As a percentage of sales, cost of sales was 61.7% for the nine months ended September 30, 2006 compared to 90.3% for the nine months ended September 30, 2005. The decrease in cost of sales is a result of changes in product mix and operating efficiencies, including the production of resin on site.
Gross Profit
     Gross profit increased $81,881 from ($6,294) to $75,587 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Gross profit increased $126,998 or 281.7%, to $172,080 for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The gross profit margin also increased 294.8% to 38.3% for the nine months ended September 30, 2006 compared to 9.7% for the nine months ended September 30, 2005, as the Company continues to increase the sale of resin as part of its product mix.
Operation Expenses
     General and administrative (“G&A”) expenses increased by $973,908 or 433.7%, to $1,198,432 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. G&A expenses increased by $1,602,038, or 241.6%, to $2,265,193 for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This increase in G&A expenses for the six month ended September 30, 2005 was a result of an increase in staff salaries, marketing expense, professional and consulting fees, as well as other general expenses.
Research and Development
     Research and development (“R&D”) costs increased by $39,424 or 237.2%, to $56,044 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Research and development (“R&D”) costs increased by $85,768 or 516.1%, to $102,388 for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase in R&D costs was a result of Cereplast’s continued effort to expand its in-house resin manufacturing capabilities by developing and offering various types of resins.

Net Loss
     Net loss increased by $890,181 or 362.1%, to $1,135,987 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Net loss increased by $1,475,040 or 226.4%, to $2,126,499 for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This increase in net loss was a result of increased G&A expenses and professional fees for our growth. Currently operating costs exceed revenue because sales are not yet significant. We cannot assure when or if revenue will exceed operating costs.
Liquidity and Capital Resources
     The Company had net cash of $154,738 at September 30, 2006.
     The Company had working capital equity (i.e. the difference between current assets and current liabilities) of $489,651 at September 30, 2006.
     During the nine months ended September 30, 2006, the Company used $2,303,318 of cash for operating activities. The increase in the use of cash for operating activities was a result of hiring staff, professional fees incurred, significant acquisition of inventory, and marketing expenses.
     Cash used in investing activities to purchase equipment during the nine months ended September 30, 2006 was $565,335
     Cash provided by financing activities relating to the issuance of shares of common stock during the nine months ended September 30, 2006 was $2,516,904. On, February 13, 2006 the Company entered into an equity financing agreement, in which 5,000,000 shares of common stock were issued for an Equity Line of Financing in the amount of $10,000,000. As of September 30, 2006, the Company had drawn $625,000 in exchange for 720,698 shares, giving the Company availability of $9,375,000 under the Equity Line of Financing.
Item 3. Controls and Procedures
     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. ISSUANCE OF UNREGISTERED SECURITIES AND USE OF PROCEEDS
     We have issued the following unregistered securities during the nine months the ended September 30, 2006.
•	The Company sold 1,050,000 restricted shares of common stock at $0.10 per share to accredited investors for aggregate consideration of $105,000 during the first quarter.

•	The Company sold 10,710,000 restricted shares of common stock at $0.1238 per share to accredited investors for aggregate consideration of $1,326,250 during the first quarter.

•	On October 4, 2006, the Company received funds of $200,000 in exchange for 500,000 restricted shares.
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
Frederic Scheer
President, Chief Executive Officer, Principal Financial/Accounting Officer and Chairman Dated: November 14, 2006