Form 10KSB
period 2006-12-31
Cereplast Inc
filed 2007-03-29
CIK 1324759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 333-126378
CEREPLAST, INC.
(A development stage company)

(Name of small business issuer in its charter)

Nevada	91-2154289
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number
3421-3433 West El Segundo Boulevard
Hawthorne, California 90250
(Address of principal executive office)
Issuer’s telephone number: (310) 676-5000
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None
Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The Issuer’s gross sales for the year ending December 31, 2006 were $836,729.
As of March 15, 2007 the number of shares outstanding of the Issuer’s common stock was 206,683,516.
As of March 15, 2007 the aggregate number of shares held by non-affiliates was approximately 88,365,569.
As of March 15, 2007 the aggregate market value of the Issuer’s common stock held by non-affiliates was $33,578,916, based on the average bid and asked price of $0.38 per share as of March 15, 2006.
Documents incorporated by reference None

HOW CEREPLAST’S RESINS ARE MADE.

FORM 10-KSB
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
In this annual report, references to “Cereplast”, “CERP”. “the Company,” “we,” “us,” and “our” refer to Cereplast, Inc. Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled “Business,” “Management’s Discussion and Analysis or Plan of Operation,” and “Risk Factors.” They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “could,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “goal,” or “continue” or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under US federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS
GENERAL
History
We were incorporated on September 29, 2001 in the State of Nevada under the name of Biocorp North America Inc. On March 18, 2005, we filed an amendment to our certificate of incorporation to change our name to Cereplast, Inc.
Overview
We are engaged in developing and commercializing proprietary bio-based resins that are environmentally sustainable, priced competitively to petroleum-based plastic alternatives, and can be converted on conventional manufacturing equipment. During 2006, our efforts were principally focused on developing and patenting a portfolio of bio-based resins. We also started to test both the processing of our bio-based resins and the attributes of finished products made of our resin with key converter customers. During the 4th Quarter of 2006, we entered into formal relationships with our customers and began selling our bio-resins commercially. As we continue to increase our bio-resin based business we will wind down our finished products business, which we had used as a platform to showcase the variety of product applications for our bio-based resins.
All of our bio-resins are primarily made of annually renewable resources (such as corn, wheat and potato starches), are biodegradable and are compostable. Our bio-based resins are used as substitutes for conventional, petroleum based plastics in a variety of applications, including the manufacture of food service items such as utensils, plates, cups and straws. Our bio-based resins, as well as finished products made from our resins carry the seal of approval from the Biodegradable Products Institute (BPI). The significance of obtaining the logo is to illustrate to consumers that the product will biodegrade, disintegrate and compost. The State of California requires the affixation of the BPI logo in order to market a product as compostable and local agencies and cities are requiring the logo for products to be used in composting programs. Composting continues to be the main method of organic waste disposal and a solution for wasted diversion from landfills.
We manufacture each of our bio-based resin at our facility in Hawthorne, California to create various grades of our resins. We then sell our resins to plastic converters. Each of our resins are thermoplastic and can be processed on conventional equipment for various applications including injection molding, thermoforming, blow molding and extrusions. As a result, converters do not need to change their equipment in order to accommodate our bio-based resins. We believe our bio-based resins provide plastic converters with an environmentally safe and economically viable alternative to conventional, petroleum-based plastics.
Our web site address is www.cereplast.com.
Resins
Traditional foodservice disposables, wraps, and paperboard are currently manufactured from a variety of materials, including paper and plastic. We believe that none of these materials fully addresses three of the principal challenges facing the foodservice industry; namely performance, price, and environmental impact. We believe plastics that are manufactured with our bio-based resins address the combination of these challenges better than traditional alternatives.
To date, our bio-based resins have been used to produce commercial quantities of foodservice ware including utensils, plates, cups and straws intended for use by all segments of the foodservice disposable packaging market, including quick-service restaurants, food and facilities management companies, the U.S. government, universities/colleges, and retail operations. In addition, we have started to target markets outside of foodservice ware, where our resins have been used to produce limited commercial quantities of products targeted at the health and beauty sector, advertising, consumer products, etc. All of these products were manufactured using our resins which minimize the harmful impact on the environment without sacrificing competitive price or performance. Our resins are primarily made from abundantly available and low cost natural raw materials such as starch from annually renewable crops such as corn, tapioca, wheat and potatoes. We believe that foodservice disposables made of our resins will offer certain significant environmental benefits, will have comparable or superior performance characteristics, such as greater strength and rigidity, and can be commercially produced and sold at prices that are competitive with comparable conventional paper and plastic foodservice disposables.
Our resins can be used in the following conventional converting processes:
•	Injection molding to manufacture utensils, plates and cups.

•	Thermoforming to manufacture cups and hard plates.

•	Blow film to manufacture film for compostable bags.

•	Blow molding to manufacture bottles and other containers

•	Extrusion for paper lamination or for straws.

All of our commercially available resins are biodegradable/compostable as measured by ASTM 6400, are BPI compliant, have a bio-based content greater than 90% as measured by ASTM 6866, are GMO free (PCRQ negative) and FDA compliant.
Finished Products
We continue to sell finished products including various types of dinnerware such as bowls, plates and utensils that are manufactured by third parties using our resins. We are currently undergoing a switch from the sale of finished products to the manufacture and sale of resins. We were primarily manufacturing and selling finished products to demonstrate to converters the applications of our resin and to test the acceptance of our products in the marketplace. As we increase our resin based business we have been slowly winding down our finished products business. We expect to cease the sale of finished products and to be solely producing resins by the middle of 2007.
Industry Overview
The end markets for our resins encompass the entire plastic industry. The use of our bio-resins plays an integral role in managing the carbon cycle and reducing our dependence on fossil fuels. Today, the production of petroleum based plastic represents approximately 10% of the oil consumed in the United States. As such, we are primarily focused on i) biodegradable/compostable applications and ii) sustainability applications.
The biodegradable/compostable applications are primarily driven by the foodservice ware and packaging industries which we believe are more environmentally sensitive and in need of environmentally friendly packaging. We have seen a growing trend to divert organic waste (principally yard and food waste) away from landfills and into composting sites. We have also seen a number of regulations and legislation that could have a positive impact on the use of our bio-based resins, such as AB32 Global Warming Solutions Act and numerous polystyrene foam bans in the States of California, Oregon and Washington.
In addition, we are starting to focus on sustainability applications, where biodegradable/compostable are not the main drivers, but where bio-based contents can reduce production costs, reduce dependence on fossil fuels and increase the use of annually renewable resources. Target markets include health and beauty packaging, medical products, automotive and consumer goods.
Finally, outside of the United States, we believe the market opportunity for plastics made with our bio-based resins is particularly strong in Europe and parts of Asia due to heightened environmental concerns and government regulations. In Europe, environmental legislation, such as the so-called “Green Dot” laws have created an opportunity for environmentally preferable products. Meanwhile, new regulations in many Asian countries have mandated a reduction in polystyrene production stimulating an increased demand for foodservice packaging manufactured from acceptable alternative materials. Furthermore, we believe improvements in the Asian and European composting and recycling infrastructure are expected to facilitate the use of environmentally preferable products.
Strategy
Our objective is to establish Cereplast as the leading solution provider to our converter customers and as the preferred bio-based resin supplier for plastics converters throughout the world based on comparable performance, environmental superiority and competitive pricing. Our approach for achieving this objective has been to:
•	patent the formulation of our existing portfolio of bio-based resins

•	manufacture our bio-based resins at our facility using traditional plastic manufacturing equipment but a proprietary Cereplast process;

•	partner with key converting customers to ensure broad application and market reach of our resin

•	continue to drive customer and end-user acceptance and demand for our bio-based resins and respective finished products through key market leaders and environmental groups; and

•	use feedback from our converting customers and end-users to refine, develop and patent additional resins.
We have established a manufacturing facility for the production of our bio-based resins with a commercial capacity of 50 million pounds per year. We have also developed formal relationships with key converting customers and started the commercial sale of our resin in the 4th Quarter 2006. Our converting customers have targeted food distributors, supermarkets, mass retailers, restaurants, including Quick Service Restaurants (“QSR”).
Marketing and Sales
In order to achieve our objective of establishing our resins as the preferred bio-based material for plastic converters producing disposable packaging in the foodservice industry, we intend to engage in the following marketing strategies:
•	develop resins for use in products which deliver comparable or greater performance, are competitively priced and offer environmental advantages as compared to traditional packaging alternatives

•	prove manufacturability and economics of foodservice packaging and other finished goods produced utilizing our resins

•	assist our converter customers with end-user customer demand as well as product performance and positioning

•	license our resin technology to strategic manufacturing partners to manufacture, market, distribute and sell plastics manufactured with our resin technology.
We have focused our sales efforts on commercializing our bio-based resins with application in thermoforming, injection molding and extrusion coating. Those resins have received the greatest interest from our converting customers, have the broadest application range and are the most competitive in terms of price and physical properties to the petroleum based alternative. To date we have developed formal relationships with 5 of the top 6 thermoforming converters in the United States, which account for 75% of the total thermoforming production in the United States. We also have ongoing relationships with over 20 additional customers and over 30 different products have been made using our resin. Only one customer accounted for more than 10% of total sales in 2006.
Manufacturing
We manufacture our bio-based resins at a single facility in Hawthorne, California. In 2006, we expanded our facility from approximately 25,000 square feet to approximately 50,000 square feet. Our facility is comprised of a manufacturing area with commercial production capacity of 50 million pounds per year, a logistic area with storage for raw materials and bio-based resins, as well as our corporate headquarters. This facility is adequate for our present manufacturing needs and projected growth for 2007
Our manufacturing process for creating resins consists of blending the component ingredients of a proprietary composite material in an industrial mixer, then processing such ingredients through heat and extrusion with a custom designed extruder installed at our facility. The resins are subject to drying and packaged at the facility. We use readily available natural raw materials, such as tapioca, wheat, potato or corn starch, as well as natural organic compound such as Poly Lactic Acid (PLA) from NatureWorks, LLC (“NatureWorks”). All the ingredients are blended in very specific percentages according to patented formulations and are processed on traditional equipment using proprietary technology.
Since our resins are engineered from readily available, low-cost natural raw materials such as starches, we believe our products can be manufactured cost-effectively at commercial production levels without being negatively impacted by the fluctuating price of fossil fuels. Over the past several years, we have devoted resources to develop finished products and to demonstrate the commercial viability of our resins. Starting in the 4th Quarter 2006, we started to produce commercial amounts of resins on our production lines and have successfully demonstrated that our proprietary resins can be processed on conventional equipment.
Intellectual Property
We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. In addition, we have filed for patent and trademark protection for our proprietary technology. In 2006 we were granted registration of several new trademarks in different International classes covering packaging and plastic resin , the most significant marks are Cereplast®, Nat-Ur(R) which have been in the United States and in several countries abroad. Currently the Company has about 12 mark registrations on file. We have filed for patent protection of our technology in the United States and abroad (PCT). In 2006, Cereplast was granted by the US Patent Office patent, number 7,138,439 for its proprietary resin formulation. The Company obtained clearance from the World International Patent Office (WIPO) on two patent applications and the Company has entered the national phase for these patents in several countries around the world including: The European Community, Japan, Canada, Mexico, Brazil, MERCOSUR countries, P.R. China. In addition we acquired the exclusive rights to two other patents from University of Nebraska relating to thermoplastic starch. We have additional patents pending in the United States and abroad (PCT). In late 2005 and early 2006, we filed two additional patents applications with the US Patent Office under number: 11/293,517 on December 1, 2005 and 11/365,579 filed on February 28, 2006. As the Company continues to refine and develop additional bio-based resin formulation, we will actively seek patent protection. We can give no assurance that any such patent will be granted for our resin technology.
We rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights.
Competition
Competition among resin providers for food and beverage container manufacturers in the foodservice industry and in the finished product industry is intense. We compete with BASF, DuPont, Eastman Chemical-Novamont and Dow Chemical. Virtually all of these competitors have greater financial and marketing resources at their disposal than our company, and many have established supply, production and distribution relationships and channels. Companies producing competitive products may reduce their prices or engage in advertising or marketing campaigns designed to protect their respective market shares and impede market acceptance of our resin. In addition, we also compete with companies that provide petroleum based raw materials to plastic manufacturers. As we have only recently switched our focus to the sale of resins, our market presence is limited. We intend to compete with our larger, better financed competitors by highlighting our resins’ higher temperature resistance and easy process ability for certain applications.

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
Government Regulation
The manufacture, sale and use of our resins are subject to regulation by the U.S. Food and Drug Administration (the “FDA”). The FDA’s regulations are concerned with substances used in food packaging materials. Thus, food and beverage containers are in compliance with FDA regulations if the components used in the food and beverage containers:
•	are approved by the FDA as indirect food additives for their intended uses and comply with the applicable FDA indirect food additive regulations; or

•	are generally recognized as safe for their intended uses and are of suitable purity for those intended uses.
We believe that our resins are in compliance with all requirements of the FDA and do not require FDA approval prior to the sale of our products. We have retained the services of the most prominent law firm in the country specialized in FDA issues. We cannot be certain, however, that the FDA will agree with their conclusions.
Research and Development
We have a well developed research and development program that has enabled us to commercialize 14 grades of bio-based resins. Our approach to research and development follows our corporate strategy of being a solution provider. As such, we are always working to find innovative alternatives to market demands. The primary goal of our research and development efforts is to:
•	improve the properties and processing of our portfolio of resins

•	broaden the processing and market applications of our resin

•	reduce the cost of our resin to ensure that their remain competitive with fossil fuel alternatives

•	continue to introduce and patent new resins to satisfy the demand of our converter customers

•	explore new alternatives and source new natural raw material
Employees
We have twenty two full-time employees. None of our employees are represented by a labor organization.

ITEM 2.	DESCRIPTION OF PROPERTY
We currently maintain our executive offices and research and development facilities at 3421-3433 West El Segundo Boulevard, Hawthorne, California 90250, and our telephone number is (310) 676-5000. This facility consists of about 25,000 square feet of manufacturing facility and approximately 2,000 square feet of office space. Our lease for these facilities requires that we pay $10,470 per month in rent. In January 2007, we added space consisting of 25,000 square feet adjacent to our building for an additional monthly rent of $15,570 expiring in January 2012. These facilities are in good working condition and we expect these facilities to satisfy our needs for the next 12 months.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.
None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock has been quoted on the OTC Bulletin Board under the symbol “CERP.OB.” The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board.

Year Ended December 31, 2006	High	Low

First Quarter ended March 31, 2006	$0.78	$0.30
Second Quarter ended June 30, 2006	$1.48	$0.77
Third Quarter ended September 30, 2006	$1.16	$0.70
Fourth Quarter ended December 31, 2006	$0.78	$0.37

Year Ended December 31, 2005	High	Low

Fourth Quarter ended December 31, 2005*	$0.93	$0.30
* Commencing November 4, 2005
Holders
As of March 15, 2007, there were 236 holders of record of our common stock.
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
Recent Sale of Unregistered Securities
During the years ended December 31, 2006, the Company issued 19,039,054 shares of common stock, for cash of $2,789,652; 991,432 shares were issued for services with a fair value of $575,120. Through an initial private placement, which was made in reliance upon an exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, 10,710,000 restricted shares of common stock were issued for cash of $1,313,750. In a follow-on private placement, the Company issued 500,000 restricted shares of common stock for cash of $200,000.
In March of 2007, the Company received $2,190,000 under a private placement of up to ten million (10,000,000) shares of its common stock (the “Shares”) at a price of thirty ($0.30) per Share. The private placement, which was made in reliance upon an exemption from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended, was opened in December 2006. To date, the Company raised approximately $2,355,500 in gross proceeds from this offering.
Equity Compensation Plan Information
As of December 31, 2006:

Plan Category	Number of shares to be		Number of shares remaining
	issued upon exercise of	Weighted-average exercise	available for future
	outstanding options and	price of outstanding	issuance under equity
	warrants	options and warrants	compensation plans

Approved by security holders	-0-	—	-0-
Not approved by security holders	-0-	—	25,000,000
Total	-0-	—	25,000,000

2004 STOCK OPTION PLAN
GENERAL
The 2004 Stock Option Plan was adopted by the Board of Directors. The Board of Directors has initially reserved 25,000,000 shares of Common Stock for issuance under the 2004 Stock Plan. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options (“ISOs”) under Section 422 of the Internal Revenue Code of 1986 (the “Code”) or which are not (“Non-ISOs”) intended to qualify as Incentive Stock Options thereunder.
The 2004 Stock Option Plan and the right of participants to make purchases thereunder are intended to qualify as an “employee stock purchase plan” under
Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). The 2004 Stock Option Plan is not a qualified deferred compensation plan under
Section 401(a) of the Internal Revenue Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”).
PURPOSE
The primary purpose of the 2004 Stock Option Plan is to attract and retain the best available personnel for the Company in order to promote the success of the Company’s business and to facilitate the ownership of the Company’s stock by employees.
ADMINISTRATION
The 2004 Stock Option Plan is administered by the Company’s Board of Directors, as the Board of Directors may be composed from time to time. All questions of interpretation of the 2004 Stock Option Plan are determined by the Board, and its decisions are final and binding upon all participants. Any determination by a majority of the members of the Board of Directors at any meeting, or by written consent in lieu of a meeting, shall be deemed to have been made by the whole Board of Directors.
Notwithstanding the foregoing, the Board of Directors may at any time, or from time to time, appoint a committee (the “Committee”) of at least two members of the Board of Directors, and delegate to the Committee the authority of the Board of Directors to administer the Plan. Upon such appointment and delegation, the Committee shall have all the powers, privileges and duties of the Board of Directors, and shall be substituted for the Board of Directors, in the administration of the Plan, subject to certain limitations.
Members of the Board of Directors who are eligible employees are permitted to participate in the 2004 Stock Option Plan, provided that any such eligible member may not vote on any matter affecting the administration of the 2004 Stock Option Plan or the grant of any option pursuant to it, or serve on a committee appointed to administer the 2004 Stock Option Plan. In the event that any member of the Board of Directors is at any time not a “disinterested person”, as defined in Rule 16b-3(c)(3)(i) promulgated pursuant to the Securities Exchange Act of 1934, the Plan shall not be administered by the Board of Directors, and may only by administered by a Committee, all the members of which are disinterested persons, as so defined.
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
(c) EXPIRATION. The expiration of each Option shall be fixed by the Board of Directors, in its discretion, at the time such Option is granted; however, unless otherwise determined by the Board of Directors at the time such Option is granted, an Option shall be exercisable for ten (10) years after the date on which it was granted (the “Grant Date”). Each Option shall be subject to earlier termination as expressly provided in the 2004 Stock Option Plan or as determined by the Board of Directors, in its discretion, at the time such Option is granted.

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

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
CAUTIONARY STATEMENTS
This Form 10-KSB may contain “forward-looking statements,” as that term is used in federal securities laws, about Cereplast, Inc.’s financial condition, results of operations and business. These statements include, among others:
•	statements concerning the potential benefits that we may experience from its business activities and certain transactions it contemplates or has completed; and

•	statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-KSB. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “opines,” or similar expressions used in this Form 10-KSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent our company from achieving its stated goals include, but are not limited to, the following:

•	volatility or decline of our stock price;

•	potential fluctuation in quarterly results;

•	our failure to earn profits;

•	inadequate capital to expand its business, inability to raise additional capital or financing to implement its business plans;;

•	changes in demand for our products and services;

•	rapid and significant changes in markets;

•	litigation with or legal claims and allegations by outside parties;

•	insufficient revenues to cover operating costs.
There is no assurance that we will be profitable. We may not be able to successfully, manage or market our products and services, attract or retain qualified executives and technology personnel or obtain additional customers for our products or services. Our products and services may become obsolete, government regulation may hinder our business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in our businesses.
Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on the statements, which speak only as of the date of this Form 10-KSB. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that our company or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB, or to reflect the occurrence of unanticipated events.

CURRENT OVERVIEW
We were organized in September 2001 and initially engaged in the sale of finished products, such as utensils and drinking straws, which were manufactured by third parties using our proprietary bio-based resins that serve as a substitute to fossil fuel based plastics. As the market for bio-based finished products started to evolve, we elected to shift our focus to the development, manufacture and sale of our bio-based resins. During the first nine months of 2006, we focused on strengthening and developing relationships with the leading converters in the United States, which involved substantial testing of our bio-based resins as well as testing of the finished products made from our resins. During the 4th Quarter of 2006, we entered into formal relationships with our strategic converter partners and started the commercial production of our bio-based resins. Although the market for our products is worldwide, we have focused sales efforts within the United States. During 2006, our revenues were generated from the sales of finished products targeted at the foodservice ware market (57% of 2006 Gross Revenue), and from the sale of our bio-based resins (43% of 2006 Gross Revenue). The sale of our bio-based resin occurred primarily in the 4th Quarter 2006 as we launched the commercialization of our resin at that time. We expect to cease the sale of finished products and to be solely generating revenues based on producing resins by the middle of 2007.
We were successful in creating this new resin that can be applied to conventional converting equipment, at a price competitive with traditional plastic. After we completed the test-market stage of our biodegradable proprietary materials through the manufacturing of disposable foods service ware, we began to commercialize the sale of our bio-based resin in the 4th Quarter of 2006. Our “plastic” can be used in all major converting processes such as injection molding, thermoforming, blow molding, extrusions, etc. We spent several years on testing not only the physical properties of resins, but also their process ability on conventional equipment. Management believes that it is a key element for the resin to be useable on conventional equipment, and believes that it will be easier for traditional converters to substitute petroleum based resins with our bio-based resins.
Our proprietary substrate is made from annually renewable resources such as corn, wheat, tapioca and potato starch. All of our resins are bio-based, biodegradable and compostable, and can be commercially produced and sold at prices that are competitive with conventional plastic.
Products made of our resins have been tested for their compostability with specific reference to US standards set by the American Society for Testing and Materials (“ASTM”) such as ASTM 6400 D99 or ASTM 6868. Several of our resins, including our resins for injection molding, thermoforming, extrusion coating and blow molding, have passed successfully such standards requirements allowing our Company to introduce on the market products, which were the first of their class. The ASTM standards are significant in so far as they identify plastic products that will compost satisfactorily in a wide array of municipal or commercial composting facilities. Further, the ASTM standards allow consumers to educate themselves on the appropriate uses and recovery avenues for the compostable plastic products.
In addition, we had all of our commercial resins tested for their bio-based content as per ASTM 6866 standard. This is an important aspect of the resins, especially now that several State and Federal initiatives are pushing energy independence and use of alternative energy and products. Finally, all of our resins are certified GMO free and FDA compliant. All tests on our products our performed by third party independent laboratories.
Our Company so far has concentrated on applications in the food service industry due to an existing and growing demand for “compostable” products. In addition, we are starting to focus on sustainability applications, where biodegradable/compostable are not the main drivers but where bio-based contents can reduce production costs, reduce dependence on fossil fuels and increase the use of annually renewable resources. We continue to implement a shift into our business model to manufacture bio-based resins directly instead of using our resin to make and sell finished products. During 2006, our capital expenditures were dedicated to completing the installation of a large resin manufacturing facility in our plant. We currently have separate mixing, extruding and drying operations, giving us current production capacity of 50 million pounds per year. We also expanded our logistic facilities to accommodate for increased raw material and resin shipments. We purchased additional raw material, as compared to the previous year. Such raw material was necessary for the manufacturing of resin. The raw material is accounted for in inventory.
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
RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE THREE AND YEAR ENDED DECEMBER 31, 2005.
Sales
Gross sales increased by $290,959, or 53.3%, to $836,729 for the year ended December 31, 2006 compared to the year ended December 31, 2005. Net sales increased by $183,752, or 33.9% to $726,451. The sales increase can be primarily attributed to the sale of the Company’s bio-based resins. The Company began the commercial sale of its bio-based resin during the 4th quarter of 2006, which accounted for 42.6% of total sales for the year. The Company expects that bio-resin sales will represent the majority of its revenues, as it completes its strategic shift away from finished product and continues the commercialization of its resins.
Cost of Sales
Cost of sales increased by $37,804 or 29.4%, to $641,602 for the year ended December 31, 2006 compared to the year ended December 31, 2005. As a percentage of sales, cost of sales was 76.7% for the year ended December 31, 2006 compared to 91.3% for the year ended December 31, 2005. Management attributes the increase in cost of sales directly to the increase in sales.
Gross Profit
Gross profit increased $37,804, or 80.4%, to $84,849 for the year ended December 31, 2006 compared to the year ended December 31, 2005. The gross profit margin also increased by 3.0% to 11.7% for the year ended December 31, 2006 compared to 8.7% for the year ended December 31, 2005. The increase in gross profit margins is a result of a change in product mix sold as a result of the commercialization of the Company’s bio-based resin in the 4th Quarter 2006.
Operating Expenses
Total Operating Expenses increased by $2,299,002, or 205.6%, to $3,417,132 for the year ended December 31, 2006 compared to the year ended December 31, 2005. This increase was a result of an increase in i) salaries and wages as the Company evolved from a developmental stage company and started the commercial sale of its bio-based resins, ii) financing costs associated with the Periodic Equity Investment Agreement entered with Cumorah, iii) marketing expense associated with the launch of the bio-based resins and iv) research and development associated with the introduction of additional bio-based resins to its existing portfolio.
Net Loss
Net loss increased by $2,264,847, or 202.4%, to $3,383,753 for the year ended December 31, 2006 compared to the year ended December 31, 2005. This increase in net loss was a result of increased operating costs. Currently operating costs exceed revenue because sales are not yet significant. We cannot assure when or if revenue will exceed operating costs.
Liquidity and Capital Resources
We had net cash of $205,023 at December 31, 2006 as compared to $506,487 at December 31, 2005.
We had negative working capital (i.e. the difference between current assets and current liabilities) of $190,725 at December 31, 2006, as compared to working capital of $484,062 at December 31, 2005. The decrease in working capital was due to increases in our accounts payable, offset by an increase in purchasing inventory for the growth of our Company during the year ended December 31, 2006.
In February, 2006, we entered into a Periodic Equity Investment Agreement with Cumorah. Pursuant to the Periodic Equity Investment Agreement, we may, at our discretion, periodically sell to Cumorah shares of common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the Periodic Equity Investment Agreement, Cumorah will pay us 90% of the lowest closing bid price of the common stock during the five consecutive trading days immediately following the notice date. Cumorah is restricted from owning in excess of 4.9% of our outstanding common stock. In the event that Cumorah is unable to sell shares of common stock that it acquires under the Periodic Equity Investment Agreement and its ownership equals 4.9% of the our outstanding, then we will not be able to draw down money under the Periodic Equity Investment Agreement. Cumorah also received 5,000,000 shares of our common stock upon execution of the Periodic Equity Investment Agreement. As of December 31, 2006, we have received $925,000 under this agreement in exchange for 1,417,848 shares of common stock.
During the year ended December 31, 2006, we used $2,378,840 of cash for operating activities, as compared to $1,171,998 during the year ended December 31, 2005. The increase in the use of cash for operating activities was a result of growth associated with increasing staff and the strategic switch from selling finished products to in-house manufacturing of our bio-based resins.

Cash used in investing activities to purchase equipment during the year ended December 31, 2006 was $965,334 compared to $113,627 during the year ended December 31, 2005. Capital Expenditures increased during 2006 as manufacturing of Cereplast’s bio-based resin was brought in house and expanded from pilot plant manufacturing to commercial scale manufacturing with 50 million pounds of annual bio-resin manufacturing capabilities.
Cash provided by financing activities relating to the issuance of shares of common stock during the year ended December 31, 2006 was $2,653,750, as compared to $1,583,923 during the year ended December 31, 2005. In addition, we received loans in the amount of $250,000 and $200,000 from affiliates for the operation of our Company, at a PIKinterest rate of 6% and 7% respectively, due and payable in March 2007, and October 2008 respectively. We will continue to market our products through sales leads, referrals, and marketing to increase its customer base, and will raise further capital through the issuance of common stock.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by Item 7 appears at Page F-1, which appears after the signature page to this report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On or about December 22, 2005, we engaged HJ Associates & Consultants, LLP, Certified Public Accountants (“New Accountant”) to audit and review our financial statements for the fiscal year ending December 31, 2005. The New Accountant has been engaged for general audit and review services and not because of any particular transaction or accounting principle, or because of any disagreement with our former accountant, Rose, Snyder & Jacobs, a corporation of certified public accountants (the “Former Accountant”).
The Former Accountant was dismissed effective December 22, 2005. The Former Accountant’s reports on our financial statements during its past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, except for the qualification reflected in its going concern disclosure regarding our company contained in its audit report for the fiscal year ended December 31, 2004, included with the Company’s Form SB-2 registration statement filed with the Securities and Exchange Commission on July 5, 2005. The decision to change accountants was recommended and approved by our Board of Directors. During the fiscal years ended December 31, 2003 and December 31, 2004 and through the date hereof, we did not have any disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the Former Accountant’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.
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

ITEM 8A(T).	CONTROLS AND PROCEDURES
Not applicable.

ITEM 8B.	OTHER INFORMATION
None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
Our directors and executive officers are as follows:

NAME AND ADDRESS	AGE	POSITION
Frederic Scheer	51	President, CEO and a Director
Stephan Garden	33	Senior Vice President — Finance and Business Development
William Kelly	58	Senior Vice President — Technology
Michael Muchin	37	Vice President — Head of Global Sales
Robert L. Dobbs	38	Vice President — QSR Sales
Raylan Jensen	65	Director
Brian Altounian	42	Director
FREDERIC SCHEER, our President, CEO and a Director, became involved in the biodegradable plastics industry in 1994 when, serving as a financial consultant, he organized the buyout of Novamont, SpA, then a division of Montedison, an Italian resin manufacturer and research company. Subsequently, Mr. Scheer secured the exclusive distribution rights in North America for Mater-Bi™, a 100% biodegradable resin patented and produced by Novamont, and started distribution of Mater-Bi in North America. This platform allowed Mr. Scheer to access the emerging industry at that time. Mr. Scheer then created the Biodegradable Products Institute (BPI). Prior to his engagement in the biodegradable industry in 1994, Mr. Scheer worked at ING and Credit Suisse in Europe. Mr. Scheer holds a Doctor of Laws from the University of Paris, a Masters Degree in Finance and a Masters Degree in Political Sciences from Institut d’Etudes Politiques, Paris, France. Mr. Scheer, a US citizen is fluent in French, Spanish, Italian and English.
STEPHAN GARDEN, Senior Vice President — Finance and Business Development, has over 10 years of experience in consulting, investment banking and private equity. Mr. Garden was a Vice-President in the Investment Banking Division of Citigroup in New York in the Financial Sponsor Group and recently worked at Allied Capital, a $4.0 billion publicly traded private equity fund where he was responsible for executing debt and equity investments in middle market companies. Mr. Garden holds a BS from Boston University and a MBA from Columbia University.
WILLIAM KELLY, Senior Vice President of Technology, has worked as a specialist in polymer product development for the last 27 years in which he has been involved in the development of thermoplastic materials. From 1999 to 2002, Mr. Kelly served as the Technical Service and Development manager for Hycail BV and from 1995 to 1998 as the Technical Service Manager for Chronopol Inc. Mr. Kelly graduated in 1976 from SUNY-Albany with a BS in Chemistry.
MICHAEL MUCHIN, Vice President — Global Sales, has over 14 years of experience in operations and sales working for Acutek and Scapa. Most recently, Michael was Vice President of Scapa Medical, a global manufacturer of specialty thermoplastic films and adhesive coated products. Michael was directly involved in key account management, and guided the efforts of a global sales and marketing team. Michael received a BA from UCLA.
ROBERT DOBBS, Vice President — QSR Sales, has over 13 years of experience in the restaurant industry and casual dining in packaging development. Among his past experience, Mr. Dobbs worked at Perseco in Chicago as Product manager from 1996 to 1997 and worked at Yum Brands Restaurants, the parent company for Pizza Hut, Taco Bell, KFC, Long John Silvers and A&W from 1997 to 2002. From 2002 to the present, Mr. Dobbs managed his own package consulting and national sales account agency. Mr. Dobbs hold a BS in Packaging from Michigan State University.
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
BRIAN ALTOUNIAN, Director, is currently the President and COO of Platinum Studios, an entertainment company that controls one of the world’s largest libraries of comic book characters, where he focuses on business development, finance, operations and administration. Prior to joining Platinum, Mr. Altounian held a variety of senior management positions with early-stage technology companies. Mr. Altounian holds an MBA from Pepperdine University and an undergraduate degree from UCLA.
The above listed directors will serve until the next annual meeting of the stockholders or until their death, resignation, retirement, removal, or disqualification, and until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Our officers serve at the will of the Board of Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person. There is no family relationship between any of our directors.

BOARD COMMITTEES
AUDIT COMMITTEE
The audit committee of the board of directors reviews the internal accounting procedures of our company and consults with and reviews the services provided by our independent accountants. The audit committee consists of Messrs. Jensen and Altounian, both of whom are considered to be independent. The audit committee held three meetings in 2006. Mr. Altounian serves as the financial expert on the Audit Committee.
COMPENSATION COMMITTEE
The compensation committee of the board of directors:
•	reviews and recommends to the board the compensation and benefits of our executive officers;

•	administers our stock option plans and employee stock purchase plan; and

•	establishes and reviews general policies relating to compensation and employee benefits.
The compensation committee consists of Messrs Scheer, Jensen and Altounian. No interlocking relationships exist between the board of directors or compensation committee and the board of directors or compensation committee of any other company. During the past fiscal year the compensation committee had no meetings.
DIRECTOR COMPENSATION
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
The following table sets forth all compensation paid in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year (collectively, the “Named Executive Officers”) for our last three completed fiscal years.
SUMMARY COMPENSATION TABLE

							Change in Pension
							Value and
							Non-Qualified
						Non-Equity	Deferred
						Incentive Plan	Compensation	All Other
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
Frederic Scheer President	2006	$163,000	—	—	—	—	—	—	$160,000
	2005	$66,250	—	—	—	—	—	—	$66,250
Stephan Garden SVP Finance & Business Development	2006	$54,000	—	$341,750	—	—	—	—	$396,750
	2005	—	—	—	—	—	—	—	—
William Kelly SVP Technology	2006	$78,250	N/A	$56,250	—	—	—	—	$134,500
	2005	$71,000	N/A	$100,000	—	—	—	—	$171,000
OUTSTANDING EQUITY AWARDS
No other named executive officer has received an equity award.

DIRECTOR COMPENSATION
The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year end December 31, 2006.

Change in Pension
Value and
				Non-Equity	Nonqualified
	Fees Earned or		Option	Incentive Plan	Deferred	All Other
	Paid in Cash	Stock Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
Raylan Jensen	—	—	—	—	—	—
Brian Altounian	—	—	—	—	—	—
We do not pay directors compensation for their service as directors. We are in the process of developing a compensation policy for our directors.
EMPLOYMENT AND OTHER AGREEMENTS
We have entered into the following agreements with our executive officers:
In November 2006, we entered into an Employment Agreement effective January 1st, 2007 with our Chief Executive Officer by which he has agreed to serve as CEO for a period of five (5) years. He is entitled to a yearly cash compensation of $400,000 but he has agreed to postpone payment of part of his compensation until the cash flow of the Company will permit.
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
The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2007. The information in this table provides the ownership information for:
•	each person known by us to be the beneficial owner of more than 5% of our Common Stock;

•	each of our directors;

•	each of our executive officers; and

•	our executive officers and directors as a group.
Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common stock beneficially owned and percentage ownership is based on 206,683,516 shares outstanding on March 15, 2007, and assuming the exercise of any options or warrants or conversion of any convertible securities held by such person, which are presently exercisable or will become exercisable within 60 days after March 15, 2006.

	NUMBER OF SHARES
NAME AND ADDRESS	BENEFICIALLY OWNED	PERCENT OF CLASS
Frederic Scheer(1)(2)	113,585,000	55.0%
Raylan Jensen(1)	1,000,000	*
Brian Altounian(1)	1,163,500	*
Stephan Garden (1)	873,644	*
William Kelly(1)	1,075,000	*
Michael Muchin (1)	33,482	*
Robert L. Dobbs(1)	517,321	*
All officers and directors as a Group (7 people)	118,247,947	57.21%
* Less than one percent
** Address is c/o Cereplast, Inc., 3421-3433 West El Segundo Boulevard, Hawthorne, California 90250
(1)	Officer and/or director of our company.

(2)	Mr. Scheer beneficially owns such shares jointly with his wife, Jocelyne Scheer.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
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
Jocelyne Scheer, a shareholder of our Company and the wife of Frederic Scheer, the President, CEO and a director of our company, has extended various loans to our company in the aggregate amount of approximately $340,000. These loans were consolidated into one loan on March 5, 2005. These loans bear interest at 6% and will be repaid not before June 2007. In the event that we default on this loan, we are required to pay the loan plus all interest and a penalty of $1,000 per day. The balance remaining on this loan as of December 31, 2006 was $160,288.

ITEM 13.	EXHIBITS

Exhibit
Number	Description

3.1	Articles of Incorporation. (1)
3.2	Certificate of Amendment to the Articles of Incorporation dated February 26, 2003 (1)
3.3	Certificate of Amendment to the Articles of Incorporation dated July 19, 1004 (1)
3.4	Certificate of Amendment to the Articles of Incorporation dated March 18, 2005 (1)
3.5	Bylaws (1)
4.1	Form of Subscription Agreement used in connection with private offering dated April 2005 (2)
4.2	Stock Option Plan(2)
4.3	Form of Subscription Agreement used in connection with private offering of 872,000 shares of common stock(2)
4.4	Periodic Equity Investment Agreement dated February 13, 2006 by and between the Company and Cumorah Capital, Inc. (5)
4.5	Registration Rights Agreement dated February 13, 2006 by and between the Company and Cumorah Capital, Inc. (5)
4.6	Letter Agreement dated March 31, 2006 by and between the Company and Cumorah Capital, Inc. (7)
10.1	Sale and Purchase Agreement entered between the Company and Cargill Dow LLC (2)
10.2	Memorandum of Understanding Entered with William Kelly (2)

Exhibit
Number	Description

10.3	Agency Agreement entered with Russell Wegner (2)
10.4	Agency Agreement entered with Robert Dobbs (2)
10.5	Lease entered with El Segundo/Yukon Partners LLC (3)
10.6	Promissory Note in the amount of $100,000 in the name of Wings Fund Inc. (3)
10.7	Promissory Note in the amount of $50,000 in the name of Yanosan Group (3)
10.8	Agreement for the Purchase and Sale of Biodegradable Resins entered by and between Alcoa Kama, Inc. and Cereplast, Inc. (7)
14.1	Code of Ethics (1)
16.1	Letter from Rose, Snyder & Jacobs, a corporation of certified public accountants, dated January 5, 2006. (4)
31.1	Certification of the Chief Executive Officer and the Principal Accounting/Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 200.
32.1	Certification of the Chief Executive Officer and the Principal Accounting/Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated July 5, 2005

(2)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 26, 2005

(3)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated September 21, 2005

(4)	Incorporated by reference to the Form 8-K/A Current Report filed with the Securities and Exchange Commission dated January 6, 2006

(5)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated February 14, 2006

(6)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated April 3, 2006

(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission dated December 21, 2006

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2006 and 2005, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $27,800 and $54,830, respectively.
Tax Fees. We incurred fees to auditors of $570 and $500, respectively, for tax compliance, tax advice and tax compliance services during the fiscal years ended December 31, 2006 and 2005.
The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

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

By:	/s/Frederic Scheer
Frederic Scheer,
President, Chief Executive Officer, Principal Financial/Accounting Officer and Director

By:	/s/Raylan Jensen
Raylen Jensen, Director

By:	/s/Brian Altounian
Brian Altounian, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Cereplast, Inc.
Hawthorne, California
We have audited the balance sheets of Cereplast, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cereplast, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for years then ended, in conformity with U.S. generally accepted accounting principles.

By:	/s/ HJ Associates & Consultants, LLP HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 15, 2007

CEREPLAST, INC.
BALANCE SHEETS

	DECEMBER 31, 2006	DECEMBER 31, 2005
ASSETS
Current Assets
Cash	$205,023	$506,487
Accounts Receivable, Net	132,470	46,963
Inventory	976,079	290,105
Employee Advances	—	1,300
Prepaid Expenses	48,059	172,686

Total Current Assets	1,361,631	1,017,541

Property and Equipment
Property and Equipment	1,429,276	456,537
Accumulated Depreciation and Amortization	(227,794)	(83,098)

Net Property and Equipment	1,201,482	373,439

Other Assets
Investments	500	—
Intangibles, Net	23,841	1,965
Deposits	26,344	22,437

Total Other Assets	50,685	24,402

Total Assets	$2,613,798	$1,415,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$766,950	$229,402
Other Payable	901	6,819
Accrued Expenses	52,318	107,640
Credit Lines	47,468	67,629
Note Payable	255,038	50,000
Shareholder’s Loan	160,288	126,125
Affiliate Loan	202,340	—
Capital Leases, Current Portion	56,640	41,128
Loan Payable, Current Portion	10,413	9,736

Total Current Liabilities	1,552,356	638,479

Long-Term Liabilities
Captial Leases	110,212	125,283
Loan Payable	15,016	25,426
Total Long-Term Liabilities	125,228	150,709

Total Liabilities	1,677,584	789,188

Commitments and Contingencies (Note 5)
Shareholders’ Equity
Preferred Stock, $0.001 par value; 5,000,0000 authorized preferred shares	—	—
Common Stock, $0.001 par value; 495,000,000 authorized shares; 203,267,102 and 183,913,262 shares issued and outstanding, respectively	203,267	183,914
Subscribed Shares	—	(105,000)
Additional Paid in Capital	8,718,157	2,108,611
Deferred Equity Offering Cost	(3,040,125)	—
Retained Earnings/(Deficit)	(4,945,085)	(1,561,331)

Total Shareholders’ Equity	936,214	626,194

Total Liabilities and Shareholders’ Equity	$2,613,798	$1,415,382

The accompanying footnotes are an integral part of these financial statements.

CEREPLAST, INC.
STATEMENTS OF OPERATIONS

	For the Year Ended
	12/31/2006	12/31/2005
GROSS SALES	$836,729	$545,770
Sales Discounts, Returns & Allowances	(110,278)	(3,099)

NET SALES	726,451	542,699
COST OF SALES	641,602	495,654

GROSS PROFIT	84,849	47,045

OPERATING EXPENSES
Depreciation and Amortization	147,820	48,731
Financing Costs	412,653	—
Marketing Expense	358,242	38,311
Professional Fees	413,115	322,949
Rent Expense	168,359	76,865
Research and Development	155,409	108,069
Salaries & Wages	1,128,129	184,616
Other Operating Expenses	633,405	338,588

TOTAL OPERATING EXPENSES	3,417,132	1,118,130

LOSS FROM OPERATIONS BEFORE OTHER INCOME(EXPENSES)	(3,332,283)	(1,071,085)

OTHER INCOME (EXPENSES)
Interest Income	6,203	—
Interest Expense	(57,673)	(47,821)

	(51,470)	(47,821)

LOSS BEFORE PROVISIONS FOR TAXES	(3,383,753)	(1,118,906)
Provision for Taxes	—	—

NET LOSS	$(3,383,753)	$(1,118,906)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	199,013,795	154,259,837

The accompanying footnotes are an integral part of these financial statements.

CEREPLAST, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY

					Additional
	Common stock		Preferred stock		Paid-in	Def. Equity	Accumulated	Subscribed
	Shares	Amount	Shares	Amount	Capital	Offering Cost	Deficit	Stock	Total
Balance, December 31, 2004	129,826,125	$129,827	75,000.00	$75	$137,300	$—	$(442,425)	$—	$(175,223)
Issuance of common stock in March 2005 for cash (2,000,031 common shares issued at $0.02 per share )	2,000,031	2,000	—	—	37,975	—	—	—	39,975
Issuance of common stock in March 2005 for cash (660,000 common shares issued at $0.03 per share )	660,000	660	—	—	20,588	—	—	—	21,248
Converted preferred shares to common shares	2,475,000	2,475	-75,000.00	(75)	(2,400)	—	—	—	—
Issuance of common stock in April 2005 for cash (25,000,000 common shares issued at $0.02 per share)	25,000,000	25,000	—	—	475,000	—	—	—	500,000
Issuance of common stock in April 2005 for services (660,000 common shares issued at $0.02 per share)	660,000	660	—	—	12,540	—	—	—	13,200
Issuance of common stock in April 2005 for services (678,106 common shares issued at fair value)	678,106	678	—	—	14,322	—	—	—	15,000
Issuance of common stock in April 2005 for cash (415,000 common shares issued at $0.10 per share)	415,000	415	—	—	41,085	—	—	—	41,500
Issuance of common stock in May 2005 for cash (212,000 common shares issued at $0.10 per share)	212,000	212	—	—	20,988	—	—	—	21,200
Issuance of common stock in June 2005 for cash (215,000 common shares issued at $0.10 per share)	215,000	215	—	—	21,285	—	—	—	21,500
Issuance of common stock in July 2005 for cash (30,000 common shares issued at $0.10 per share)	30,000	30	—	—	2,970	—	—	—	3,000
Issuance of common stock in October 2005 for cash (3,010,000 common stock issued at $0.05 per share)	3,010,000	3,010	—	—	147,490	—	—	—	150,500
Issuance of common stock in November 2005 for cash (7,85,000 common stock issued at $0.10 per share)	7,850,000	7,850	—	—	777,150	—	—	—	785,000
Issuance of common stock in December 2005 for services (673,000 common stock issued at fair value)	673,000	673	—	—	66,627	—	—	—	67,300
Issurance of common stock in December 2005 for services (159,000 common stock issued at fair value)	159,000	159	—	—	15,741	—	—	—	15,900
Issuance of common stock in December 2005 for debt (8,000,000 common stock issued for conversion of debt)	8,000,000	8,000	—	—	192,000	—	—	—	200,000
Issuance of common stock in December 2005 for director services (1,000,0000 common stock issued for services)	1,000,000	1,000	—	—	24,000	—	—	—	25,000
Common stock subscribed	1,050,000	1,050	—	—	103,950	—	—	(105,000)	—
Net Loss for the Year Ended December 31, 2005	—	—	—	—	—	—	(1,118,906)	—	(1,118,906)

Balance, December 31, 2005	183,913,262	$183,914	—	$—	$2,108,611	—	$(1,561,331)	$(105,000)	$626,194
The accompanying footnotes are an integral part of these financial statements.

CEREPLAST, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY (Continued)

					Additional
	Common stock		Preferred stock		Paid-in	Def. Equity	Accumulated	Subscribed
	Shares	Amount	Shares	Amount	Capital	Offering Cost	Deficit	Stock	Total
Balance, December 31, 2005	183,913,262	$183,914	—	$—	$2,108,611	—	$(1,561,331)	$(105,000)	$626,194
Common stock receivable	—	—	—	—	—	—	—	105,000	105,000
Issuance of common stock in January 2006 for cash (10,710,000 common stock issued at $.12)	10,710,000	10,710	—	—	1,303,040	—	—	—	1,313,750
Issuance of common stock in May 2006 for cash (98,500 common stock issued at $1.27)	98,503	99	—	—	124,902	—	—	—	125,000
Financing Discount Cost	—	—	—	—	13,889	—	—	—	13,889
Issuance of common stock in June 2006 for cash (1,045,000 common stock issued at $0.05)	1,045,000	1,045	—	—	51,205	—	—	—	52,250
Issuance of common stock in June 2006 for cash (6,050,000 common stock issued at $0.61)	5,000,000	5,000	—	—	3,345,000	(3,350,000)	—	—	—
Cancelled common stock in June 2006 for services (-678,110 common stock retired)	-678,106	(678)	—	—	678	—	—	—	—
Issuance of common stock in June 2006 for services (20,000 common stock issued at $.80)	20,000	20	—	—	15,980	—	—	—	16,000
Issuance of common stock in July 2006 for cash (136,170 common stock issued at $.92)	136,165	136	—	—	124,864	—	—	—	125,000
Financing Discount Cost	—	—	—	—	13,889	—	—	—	13,889
Issuance of common stock in July 2006 for cash (134,840 common stock issued at $.93)	134,844	135	—	—	124,865	—	—	—	125,000
Financing Discount Cost	—	—	—	—	13,889	—	—	—	13,889
Issuance of common stock in August 2006 for cash (13,750 common stock issued at $.91)	137,514	138	—	—	124,862	—	—	—	125,000
Financing Discount Cost	—	—	—	—	13,889	—	—	—	13,889
Issuance of common stock in September 2006 for cash (21,3680 common stock issued at $.58)	213,675	214	—	—	124,786	—	—	—	125,000
Financing Discount Cost	—	—	—	—	13,889	—	—	—	13,889
Issuance of common stock in September 2006 for services (392, 840 common stock issued at $.75)	392,840	393	—	—	294,237	—	—	—	294,630
Issuance of common stock in October 2006 for cash (500,000 common stock issued at $.40)	500,000	500	—	—	199,500	—	—	—	200,000
Issuance of common stock in November 2006 for cash (217,870 common stock issued at $.46)	217,865	218	—	—	99,782	—	—	—	100,000
Financing Discount Cost	—	—	—	—	11,111	—	—	—	11,111
Issuance of common stock in November 2006 for cash (226,760 common stock issued at $.44)	226,757	227	—	—	99,773	—	—	—	100,000
Financing Discount Cost	—	—	—	—	11,111	—	—	—	11,111
Issuance of common stock in November 2006 for cash (252,530 common stock issued at $.40)	252,525	253	—	—	99,747	—	—	—	100,000
Financing Discount Cost	—	—	—	—	11,111	—	—	—	11,111
Issuance of common stock in November 2006 for services (150,000 common stock issued at $.53)	150,000	150	—	—	79,350	—	—	—	79,500
Issuance of common stock in November 2006 for services (5,357 common stock issued at $.56)	5,357	5	—	—	2,995	—	—	—	3,000
Issuance of common stock in November 2006 for services 50,000 common stock issued at $.43)	50,000	50	—	—	21,450	—	—	—	21,500
Issuance of common stock in December 2006 for cash (366,650 common stock issued at $.30)	366,666	367	—	—	109,633	—	—	—	110,000
Issuance of common stock in December 2006 for services (373,230 common stock issued at $.43)	373,235	373	—	—	160,118	—	—	—	160,491
Amortization of Def. Equity Offering Costs	—	—	—	—	—	309,875	—	—	309,875
Net Loss for the Year Ended December 31, 2006	—	—	—	—	—	—	(3,383,753)	—	(3,383,753)

Balance, December 31, 2006	203,266,102	$203,267	—	$—	$8,718,157	$(3,040,125)	$(4,945,084)	—	$936,215

The accompanying footnotes are an integral part of these financial statements.

CEREPLAST, INC.
STATEMENT OF CASH FLOWS

	For the Year Ended
	12/31/2006	12/31/2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,383,753)	$(1,118,906)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	147,820	48,731
Financing Discount Costs	412,653	—
Common stock issued for services	575,121	136,400
(Increase) Decrease in:
Accounts Receivable	(85,508)	(11,381)
Inventory	(685,975)	(95,932)
Employee advances	1,300	(1,300)
Deposits	(3,907)	(20,753)
Prepaid Expenses	124,627	(172,686)
Increase (Decrease) in:
Accounts Payable	537,548	8,960
Other Payables	(5,918)	6,819
Accrued Expenses	(12,848)	48,050

NET CASH USED IN OPERATING ACTIVITIES	(2,378,840)	(1,171,998)

NET CASH USED IN INVESTING ACTIVITIES:
Purchase of property and equipment, and intangibles	(965,334)	(113,627)

NET CASH USED IN INVESTING ACTIVITIES	(965,334)	(113,627)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	—	37,860
Payments on advances from shareholders	—	(69,904)
Advances/(Payments) on Credit Lines	(20,161)	35,417
Payments on Capital Leases	(42,196)	(40,787)
Proceeds from Notes Payable	451,317	250,000
Advances/(Payments) on Term Loan Payable	—	(9,102)
Proceeds from issuance of common stock and subscription receivable	2,653,750	1,583,923

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,042,710	1,787,407

NET INCREASE (DECREASE) IN CASH	(301,464)	501,782
CASH, BEGINNING OF PERIOD	506,487	4,705

CASH, END OF PERIOD	$205,023	$506,487

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
During 2006, the Company issued 1,417,848 shares in exchange for a $925,000 advance on its Equity Line of Financing. During 2006, the Company paid $40,057 in cash interest and during 2005, the Company paid $23,927 in cash interest. During 2006 and 2005, the Company was not liable for any income tax payments.
SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
During 2006 the Company issued 5,000,000 shares to secure its Equity Line of Financing, 991,427 valued at $574,443 for services, cancelled 678,106 shares and converted a related party note into 1,045,000 shares.
The accompanying footnotes are an integral part of these financial statements.

CEREPLAST, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
1. ORGANIZATION AND LINE OF BUSINESS
Organization
Cereplast, Inc. (the “Company”) was incorporated in the state of Nevada on September 29, 2001. The Company, based in Hawthorne California, began commercial operations January 1, 2002 to provide products and services for biodegradable packaging and organic waste systems in the food service and beverage industries. In 2005, the Company started to re-direct its operations toward bio-based resin manufacturing. During the 4th Quarter of 2006, the Company commercialized the sale of its patented bio-based resins and expanded its production capacity.
Line of Business
The Company has developed a breakthrough technology to produce proprietary bio-based resins, which are used as substitutes for conventional petroleum-based plastics in a variety of applications, including the manufacture of food service items such as utensils, plates, cups, and straws as well as agricultural applications. The Company was validating its technology in selling finished products but since mid-2005 the Company started its transition to become only a resin manufacturer. During 2006, the Company tested its bio-based resins as well as products manufactured by its converting customers and launched into commercial production in the 4th Quarter. As the technology has been proven, the Company is winding down its finished products operation and focusing primarily on the sale of its bio-based resins.
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
Accounts Receivable
The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management performs a review of the receivables past due from the customers on a monthly basis and reserves against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was $11,299 as of December 31, 2006.

CEREPLAST, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Inventories
Inventories are stated at the lower of cost (first-in, first-out basis) or market, and consists primarily of raw materials used in the manufacturing of bio-based resins, finished bio-based resins and finished goods. As of December 31, 2006 and 2005, the inventories are as follows:

	2006	2005
Raw Materials	$566,445	97,626
Resins	235,921	—
Finished Goods	149,604	162,799
Packaging Materials	21,134	—
Promo & Misc.	2,975	—
Work in Progress	—	29,680

	$976,079	$290,105

Property and Equipment
Property and equipment are stated at cost, and depreciation is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are between 5-7 years. Repairs and maintenance expenditures are charged to expense as incurred. Property and Equipment consist of:

	2006	2005
Equipment	$1,393,048	$451,081
Furniture & Fixtures	18,928	5,456
Leasehold Improvements	17,300	—

	1,429,276	456,537
Less Accumulated Depreciation	227,794	83,098

Net Property and Equipment	$1,201,482	$373,439

Fair Value of Financial Instruments
SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. The amounts reported for cash, accounts receivable, accounts payable, accrued interest and other expenses, approximate their fair value because of their short maturities.
Marketing and Advertising
The Company expenses marketing and advertising costs as incurred. Marketing and advertising costs for the year ended December 31, 2006 and 2005 were $358,242 and $38,311, respectively.
Research and Development Costs
Research and development costs are charged to expense as incurred. These costs consist primarily to produce bio-based resins, and testing of both the bio-based resins as well as testing of finished products made from the bio-based resins. The costs for the years ended December 31, 2006 and 2005 were $155,409 and $108,069 respectively.
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

CEREPLAST, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Common Shares
All common shares amounts give effect to a thirty-three for one stock split that occurred in the first quarter of 2005.
Loss per Share Calculations
The Company adopted Statement of Financial Standards (“SFAS”) No. 128 for the calculation of “Loss per Share”. SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the year ended December 31, 2006 and 2005 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.
Recently Issued Accounting Pronouncements
In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.
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
In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions — FSP FAS 109-1, Application of FASB Statement 109 “Accounting for Income Taxes” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.
In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our financial statements.

CEREPLAST, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
Recently Issued Accounting Pronouncements (continued)
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.
In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company’s overall results of operations or financial position.
In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have an impact on its consolidated financial statements.
In April 2006, the FASB issued FASB Staff Position FIN 46(R)-6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R) that became effective for the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this standard did not materially impact the Company’s consolidated financial statements.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures. FIN 48 is effective for the Company on January 1, 2007. Based on the Company’s evaluation and analysis, FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements.
In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements and impact of FAS 157 on the Company’s consolidated financial statements, and will adopt the provisions on January 1, 2008. FAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.
Also in September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132- R” (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. FAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. This statement is effective for the Company as of December 31, 2006, but did not have an impact on the Company’s consolidated financial statements as the Company does not sponsor a defined benefit pension or postretirement plan.

CEREPLAST, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The adoption of this standard did not materially impact the Company’s consolidated financial statements.
3. CAPITAL STOCK
During the years ended December 31, 2006, the Company issued 19,039,054 shares of common stock, for cash of $2,789,652; 991,432 shares were issued for services with a fair value of $575,120. Through an initial private placement, which was made in reliance upon an exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, 10,710,000 restricted shares of common stock were issued for cash of $1,313,750. In a follow-on private placement, the Company issued 500,000 restricted shares of common stock for cash of $200,000.
During the years ended December 31, 2005, the Company issued 28,532,031 shares of common stock for cash of $648,423; 1,338,106 shares were issued for services with a fair value of 28,200; 2,475,000 shares of common stock issued for conversion of 75,000 preferred shares. Through a private placement, which was made in reliance upon an exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, 10,820,000 restricted shares of common stock were issued for cash of $935,500; In addition 1,832,000 restricted shares of common stock were issued for services with a fair value of $108,200; 8,000,000 restricted shares of common stock were issued for conversion of debt for $200,000; 1,050,000 restricted subscribed shares for cash of $105,000; 75,000 shares of preferred stock for cash of $75,000; and 201,625 shares of common stock for services valued at $67,202; At December 31, 2005, 2,085,000 shares of common stock were transferred from the stockholder to various Transferees, and certificates were reissued with restrictive transfer legend to the Transferees pursuant to Section 4(1) of the Act. During 2005, the Company increased its authorized shares to 500,000,000, and effected a thirty-three for one stock split.
4. REVOLVING LINES OF CREDIT
The Company has three revolving lines of credit with total availability of $75,000. The borrowings under these credit lines on December 31, 2006 and 2005 were $47,468 and $67,629, respectively. The rates of interest on these credit lines vary from prime plus 5.75% to prime plus 8.75%. As of December 31, 2006 and 2005, the interest expense was $6,429 and $8,091, respectively.

CEREPLAST, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
5. RENTAL LEASE
In January 2005, the Company entered into a sublease and lease agreement for office, industrial and warehouse space. The sublease commenced in February 2005 with monthly rents of $3,200, and expired in July 2006. Upon expiration of the sublease, the Company leased the same space with monthly rents of $4,550, and expires in January 2010.
In May 2005, the Company entered into a lease agreement for office and warehouse space. The lease commenced June 1, 2005 with monthly rents of $5,920, and expires in January 2010.
In September 2006, the Company entered into a month to month lease agreement for additional warehouse space. The lease commenced October 2006 with monthly rents of $4,500. The Company terminated the lease as of February 1, 2007.
In November 2006, the Company entered into a lease agreement for office and warehouse space. The lease commenced in January 2007 with monthly rents of $15,576 and expires April 2012.
6. LOAN PAYABLE
During the year ended December 31, 2004, the Company obtained a term loan payable in the amount of $50,000, which bears interest at the rate of 6.75% per annum, and matures in 2009. The monthly payments are $984 with principal and interest. The future payments on the loan payable are as follows:

Years ending
December 31,
2007	10,416
2008	11,139
2009	3,874

25,429
Less Current Portion of Loan Payable	10,413

Long Term Portion of Loan Payable	$15,016

CEREPLAST, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
7. DEFERRED TAX BENEFIT
At December 31, 2006, the Company has available federal and state cumulative net operating loss carryforwards of approximately $4,500,000, which expires at dates that have not been determined.
The difference between the Company’s effective income tax rate and the statutory federal rate for the years ended December 31, 2006 and 2005 relates primarily to losses incurred for which no tax benefit was recognized, due to the uncertainty of realization. The valuation allowance was $1,311,926 and $437,633 at December 31, 2006 and 2005, respectively. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to significant annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.
A reconciliation of income tax expense that would result from applying the U.S. Federal and State rate of 40% to pre-tax income from continuing operations for the years ended December 31, 2006 and 2005, with federal income tax expense presented in the financial statements is as follows.

	2006	2005
Income tax benefit computed at U.S. Federal statutory rate (34%)	$(1,150,351)	$(380,428)
State income taxes, net of benefit federal taxes	(169,313)	(67,134)
Meals & Entertainment	1,525	2,929
Accrued Compensation	—	7,000
R&D	1,818	—
Accrued Interest	4,395	—
Less Valuation Allowance	1,311,926	437,633

Income tax expense	$—	$—

The deferred income tax benefit at December 31, 2006 and 2005 reflects the impact of temporary differences between the amounts of assets and liabilities recorded for financial reporting purposes and such amounts as measured in accordance with tax laws. The items, which comprise a significant portion of deferred tax assets and liabilities, are approximately as follows:

	2006	2005
Deferred tax assets:
NOL Carryover	$1,797,900	$437,633
Deferred tax liabilities:	—	—
Depreciation	(78,900)	—
Less valuation allowance	(1,719,000)	(437,633)

Deferred income tax asset	$—	$—

CEREPLAST, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
8. CAPTIAL LEASE OBLIGATIONS
At December 31, 2006, capital lease obligations are as follows:

Capital lease at 20% interest, with monthly principal and interest payments of $674 due December 2008, secured by mold equipment. The purchase option at the end of the lease is $1.00.	$13,191
Capital lease at 32% interest, with monthly principal and interest payments of $47 due February 2008, secured by a computer. The purchase option at the end of the lease is $1.00.	538
Capital lease at 32% interest, with monthly principal and interest payments of $18 due February 2008, secured by computer equipment. The purchase option at the end of the lease is $1.00.	202
Capital lease at 22% interest, with monthly principal and interest payments of $150 due February 2008, secured by computer equipment. The purchase option at the end of the lease is $1.00.	1,835
Capital lease at 15% interest, with monthly principal and interest payments of $513 due January 2010, secured by mold equipment. The purchase option at the end of the lease is $1.00	15,151
Capital lease at 22% interest, with monthly principal and interest payments of $820 due February 2008, secured by mold equipment. The purchase option at the end of the lease is $1.00	10,019
Capital lease at 12% interest, with monthly principal and interest payments of $214 due January 2007, secured by equipment. The purchase option at the end of the lease is $1.00	2,412
Capital lease at 13% interest, with monthly principal and interest payments of $1,128 due April 2009, secured by equipment. The purchase option at the end of the lease is $1.00	27,016
Capital lease at 29% interest, with monthly principal and interest payments of $1,369 due June 2010, secured by equipment. The purchase option at the end of the lease is $1.00	35,736
Capital lease at 21% interest, with monthly principal and interest payments of $1,028 due November 2008, secured by equipment. The purchase option at the end of the lease is $1.00	19,183
Capital lease at 8% interest, with monthly principal and interest payments of $505 due November 2011, secured by equipment. The purchase option at the end of the lease is $1.00	24,603
Capital lease at 13% interest, with monthly principal and interest payments of $385 due November 2011, secured by equipment. The purchase option at the end of the lease is $1.00	16,965

166,852
Less current portion	56,640

$110,212

CEREPLAST, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
8. CAPTIAL LEASE OBLIGATIONS (Continued)
Future payments on capital lease obligations are as follows:

Years ending
December 31,
2007	80,249
2008	67,065
2009	36,937
2010	18,931
2011	12,977

Total Payments	216,159
Less Interest portion	49,307

Present value of future payments	$166,852

Leased assets under capital obligations, comprised of warehouse equipment, and computer equipment is as follows at December 31, 2006:

Assets under capitalized leases	$254,471
Accumulated amortization	62,747

$191,724

The assets have been recorded under property and equipment, and are being amortized over the estimated lives of the assets leased. Amortization of assets leased is included in depreciation and amortization expense.
9. RELATED PARTY
At December 31, 2006 and 2005, the loans in the amount of $160,288 and $126,125, respectively, are from the shareholders, and bear PIK interest at the rate of 6% per year. The principal is due in June 2007 and January 2008, respectively
During the year ended 2005, one of the Company’s customers loaned $50,000 to the Company at the rate of 9% per year. The principal and interest was due and payable in June 2006. On April 2, 2006, the customer exercised the option to convert the $50,000 outstanding principal balance and accrued interest on its Customer Loan into 1,045,000 restricted shares of common stock.
During the year ended December 31, 2006, the Company obtained a loan from an affiliate in the amount of $200,000, which bears PIK interest at the rate of 7.00% per annum, and matures in October 2008.
During the year ended December 31, 2006, the Company obtained a loan from an affiliate in the amount of $250,000, which bears PIK interest at the rate of 6.00% per annum, and matures in 2007. As of March 15, 2006 the Company had repaid all fully outstanding principal under this loan.
10. SUBSEQUENT EVENTS
In March of 2007, the Company received $2,190,000 under a private placement of up to ten million (10,000,000) shares of its common stock (the “Shares”) at a price of thirty ($0.30) per Share. The private placement, which was made in reliance upon an exemption from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended, was opened in December 2006. To date, the Company raised approximately $2,355,500 in gross proceeds from this offering.
As of March 15, 2007, the Company received an additional $1,330,000 under the Cumorah Equity Line of Credit in exchange for 3,918,785 shares of common stock. To date the Company has drawn $2,255,000 under the Equity Line of Credit and has $7,745,000 in availability.
As of March 15, 2007, the Company had fully repaid the loan from an affiliate in the amount of $250,000.

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer and the Principal Accounting/Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Principal Accounting/Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.