Form 10QSB
period 2007-03-31
Cereplast Inc
filed 2007-05-15
CIK 1324759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2007
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
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
On May 1, 2007, there were 215,992,593 shares of common stock, $0.001 par value per share, issued and outstanding.
Transitional small business disclosure format (Check one) YES ☐ NO ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CEREPLAST, INC.
BALANCE SHEET
MARCH 31, 2007
(UNAUDITED)

ASSETS
Current Assets
Cash	$1,569,057
Accounts Receivable, Net	204,126
Inventory	1,360,876
Prepaid Expenses	29,146

Total Current Assets	3,163,205

Property and Equipment
Property and Equipment	1,595,418
Accumulated Depreciation and Amortization	(286,914)

Net Property and Equipment	1,308,504

Other Assets
Investments	500
Intangibles, Net	22,561
Deposits	26,344

Total Other Assets	49,405

Total Assets	$4,521,114

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$546,780
Other Payable	241
Accrued Expenses	53,874
Credit Lines	47,468
Shareholder’s Loan	162,705
Affiliate Loan	205,902
Capital Leases, Current Portion	43,126
Loan Payable, Current Portion	7,875

Total Current Liabilities	1,067,971

Long-Term Liabilities
Captial Leases	110,212
Loan Payable	15,016

Total Long-Term Liabilities	125,228

Total Liabilities	1,193,199

Shareholders’ Equity
Common Stock, $0.001 par value; 495,000,000 authorized shares; 214,669,385 shares issued and outstanding	214,670
Additional Paid in Capital	12,430,032
Deferred Equity Offering Cost	(2,594,575)
Retained Earnings/(Deficit)	(6,722,212)

Total Shareholders’ Equity	3,327,915

Total Liabilities and Shareholders’ Equity	$4,521,114

The accompanying notes are an integral part of these financial statements.

CEREPLAST, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	3/31/2007	3/31/2006
GROSS SALES	$389,762	$123,067
Sales Discounts, Returns & Allowances	(63,649)	(3,175)

NET SALES	326,113	119,892

COST OF SALES	270,544	74,393

GROSS PROFIT	55,569	45,499

OPERATING EXPENSES
Depreciation and Amortization	60,400	8,253
Financing Costs	494,000	—
Financing Discount Costs	593,329	—
Marketing Expense	14,848	28,607
Professional Fees	52,923	139,662
Rent Expense	47,521	39,332
Research and Development	63,951	9,732
Salaries & Wages	222,254	103,661
Other Operating Expenses	273,113	126,301

TOTAL OPERATING EXPENSES	1,822,339	455,548

LOSS FROM OPERATIONS BEFORE OTHER INCOME(EXPENSES)	(1,766,770)	(410,049)

OTHER INCOME (EXPENSES)
Interest Income	30	3,159
Interest Expense	(10,387)	(13,471)

	(10,357)	(10,312)

LOSS BEFORE PROVISIONS FOR TAXES	(1,777,127)	(420,361)

Provision for Taxes	—	1,800

NET LOSS	$(1,777,127)	$(422,161)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	206,543,813	162,330,262

The accompanying notes are an integral part of these financial statements.

CEREPLAST, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	3/31/2007	3/31/2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,777,127)	$(422,161)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	60,400	8,253
Financing Discount Costs	593,329	—
(Increase) Decrease in:
Accounts Receivable	(71,655)	(32,416)
Inventory	(384,796)	(282,057)
Employee advances	—	(2,546)
Deposits	—	(2,295)
Prepaid Expenses	18,913	160,409
Increase (Decrease) in:
Accounts Payable	(220,170)	(113,882)
Other Payables	(661)	1,396
Accrued Expenses	2,497	(56,700)

NET CASH USED IN OPERATING ACTIVITIES	(1,779,270)	(741,999)

NET CASH USED IN INVESTING ACTIVITIES:
Purchase of property and equipment, and intangibles	(166,142)	(159,683)

NET CASH USED IN INVESTING ACTIVITIES	(166,142)	(159,683)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances/(Payments) on Shareholder Loans	—	(3,206)
Advances/(Payments) on Credit Lines	—	(20,346)
Advances/(Payments) on Capital Leases	(13,515)	(9,793)
Advances/(Payments) on Notes Payable	(250,000)	—
Advances/(Payments) on Term Loan Payable	(2,538)	(2,370)
Proceeds from issuance of common stock and subscription receivable	3,575,500	1,431,250

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,309,447	1,395,535

NET INCREASE IN CASH	1,364,035	493,853

CASH, BEGINNING OF PERIOD	205,022	506,487

CASH, END OF PERIOD	$1,569,057	$1,000,340

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

During the three months ended March 31, 2007, the Company issued 3,918,785 shares in exchange for $1,330,000 in advance for its Equity Line of Financing and in 2006, the Company issued 1,417,848 shares in exchange for a $925,000 advance on its Equity Line of Financing. During the three months ended March 31, 2007, the Company paid $9,441 in cash interest and in 2006, the Company paid $40,057 in cash interest. During the three months ended March 31, 2007 and 2006 the Company was not liable for any income tax payments.
SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS

During 2006 the Company issued 5,000,000 shares to secure its Equity Line of Financing, 991,427 valued at $574,443 for services, cancelled 678,106 shares and converted a related party note into 1,045,000 shares.
The accompanying notes are an integral part of these financial statements.

CEREPLAST, INC.
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2007
1. ORGANIZATION AND LINE OF BUSINESS
Organization
Cereplast, Inc. (the “Company”) was incorporated in the state of Nevada on September 29, 2001. The Company, based in Hawthorne California, began commercial operations on January 1, 2002 to provide products and services for biodegradable packaging and organic waste systems in the food service and beverage industries. In 2005, the Company started to re-direct its operations toward bio-based resin manufacturing. During the 4th Quarter of 2006, the Company began the commercial sale of its patented bio-based resins and expanded its production capacity.
The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements for the year ended December 31, 2006 and the notes thereto included in the Company’s Annual Report.
Line of Business
The Company has developed a technology to produce proprietary bio-based resins, which are used as substitutes for conventional petroleum-based plastics in a variety of applications, including the manufacture of food service items such as utensils, plates, cups, and straws as well as consumer goods applications. The Company initially sold finished products to demonstrate the applications for its bio-resins and since mid-2005, the Company started its transition to become only a bio-based resin manufacturer. During 2006, the Company tested its bio-based resins as well as products manufactured by its converting customers and launched into commercial production in the 4th Quarter. As the Company started to partner with converters and those converters started to introduce full lines of products using the Company’s resins, Cereplast has been winding down its finished products distribution operation and focusing primarily on the sale of its bio-based resins.
2. CAPITAL STOCK
During the three months ended March 31, 2007, the Company issued 11,403,785 shares of common stock, for cash of $3,575,500, as follows:
•
Through an initial private placement, which was made in reliance upon an exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, the Company issued 7,485,000 restricted shares of common stock for cash of $2,245,500.

•	The Company received funds of $1,330,000 under its Equity Line of Financing for 3,918,785 common stock shares issued
3. EQUITY LINE OF FINANCING
On February 13, 2006, the Company entered into a $10,000,000 private equity line of financing agreement with Cumorah Capital, Inc., with a commitment period of twenty-four months. Based on the amount of the advance, Cumorah Capital can purchase shares of common stock at an exchange rate equal to 90% of the market price during the pricing period. A 5,000,000 shares commitment fee was paid by the Company at time of closing. As of March 31, 2007, over the life of the Equity Line of Financing, the Company has received $2,255,000 in exchange for 5,336,633 shares on the equity line and has $7,745,000 in availability.
4. RELATED PARTY
As of March 31, 2007, the Company held the following:
•
A loan from a shareholder in the amount of $162,705, which bears a PIK interest at the rate of 6% per year. The principal is due in June 2007. On April 4, 2007 the Company repaid all fully outstanding principal and interest under this loan.

•	A loan from an affiliate in the amount of $200,000, which bears PIK interest at the rate of 7.00% per annum, and matures in October 2008.

•
A loan from an affiliate in the amount of $250,000, which bears PIK interest at the rate of 6.00% per annum, and matures in 2007. As of March 31, 2007 the Company had repaid all fully outstanding principal and interest under this loan.

5. SUBSEQUENT EVENTS
On April 4, 2007 the Company repaid all fully outstanding principal and accrued interest under the shareholder loan due June 2007.
On April 5, 2007 the Company issued 1,323,208 shares of common stock valued at $529,283 to various employees and consultants for services rendered.

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

(a)	volatility or decline of Cereplast’s stock price;

(b)	potential fluctuation in quarterly results;

(c)	failure of Cereplast to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement its business plans;

(e)	changes in demand for Cereplast’s products and services;

(f)	rapid and significant changes in markets;

(g)	litigation with or legal claims and allegations by outside parties;

(h)	insufficient revenues to cover operating costs.
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
Current Overview
We are engaged in the development, manufacture and sale of renewable plastic resins which are used as substitutes for conventional, petroleum based plastics in a variety of applications, including the manufacture of food service items such as utensils, plates, cups and straws. Our renewable resins are starch-based and compostable and incorporate resources such as corn, wheat, tapioca and potato starch, which are also bio-degradable and bio-based.
We were successful in creating a new bio-based resin that can be applied to conventional converting equipment, at a price competitive with traditional plastic. After we completed the test-market stage of our biodegradable proprietary materials through the manufacturing of disposable food service ware, we began to commercialize the sale of our bio-based resin in the 4th Quarter of 2006. Our “plastic” can be used in all major converting processes such as injection molding, thermoforming, blow molding, extrusions, etc. We spent several years on testing not only the physical properties of resins, but also their process ability on conventional equipment. Management believes that it is a key element for the resin to be useable on conventional equipment, and believes that it will be easier for traditional converters to substitute petroleum based resins with our bio-based resins.

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
Our Company so far has concentrated on applications in the food service industry due to an existing and growing demand for “compostable” products. However, we are starting to focus on sustainability applications, where biodegradable/compostable are not the main drivers but where bio-based contents can reduce production costs, reduce dependence on fossil fuels and increase the use of annually renewable resources.
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
Results of Operations for the Three Months Ended March 31, 2007 compared to the Three Months Ended March 31, 2006.
Sales
Gross sales increased by $266,695 or 216.7% to $389,762 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Net sales increased by $206,221 or 172.0% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. During the first quarter 2007, two converter customers introduced full lines of foodservice ware disposables using Cereplast’s bio-based resins. The increase in sales can be directly attributed to the commercial launch of the Company’s proprietary bio-based resins.
Cost of Sales
Cost of sales increased by $196,151 or 263.7%, to $270,544 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. As a percentage of net sales, cost of sales was 83.0% for the three months ended March 31, 2007 compared to 62.0% for the three months ended March 31, 2006. The cost of sales reflects the additional overhead associated with manufacturing the Company’s patented bio-based resins.
Gross Profit
Gross profit increased $10,070 or 22.1% from $45,499 to $55,569 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. As a percentage of net sales, gross profit margin decreased from 38.0% for the three months ended March 31, 2006 to 17.0% for the three months ended March 31, 2007. Gross profit increased primarily as a result of the commercial launch of the Company’s bio-based resins. However, the decrease in gross profit margin can be directly attributed to a change in business model from distribution to manufacturing and the plant currently operating below full capacity.

Operating Expenses
Operating expenses increased by $1,366,791 or 300.0%, to $1,822,339 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase in operating expenses can be attributed to financing costs associated with the recent capital raised by the Company and an increase in salaries and wages as a result of head count increase to manage the commercial launch of its bio-based resins.
Research and Development
Research and development (“R&D”) costs increased by $54,219 or 557.1%, to $63,951 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase in R&D costs was a result of Cereplast’s continued effort to expand its in-house bio- resin manufacturing capabilities by developing and offering various types of bio-resins.
Net Loss
Net loss increased by $1,356,766 or 322.8%, to $1,777,127 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase in net loss was a result of increased operating expenses associated with the growth of the Company’s resin operations. Currently operating costs exceed revenue because the Company only recently entered the commercial sale of its bio-resin and the plant is not running at full capacity or efficiencies. We cannot assure when or if revenue will exceed operating costs.
Liquidity and Capital Resources
The Company had net cash of $1,569,057 at March 31, 2007.
The Company had working capital equity (i.e. the difference between current assets and current liabilities) of $2,095,234 at March 31, 2007.
During the three months ended March 31, 2007, the Company used $1,779,270 of cash for operating activities. The increase in the use of cash for operating activities was a result of increased manufacturing operating expenses and significant acquisition of raw material inventory.
Cash used in investing activities to purchase equipment during the nine months ended March 31, 2007 was $166,142.
Cash provided by financing activities relating to the issuance of shares of common stock during the three months ended March 31, 2007 was $3,309,447. During the three months ended March 31, 2007 the Company raised $2,245,500 through private placement and drew $1,330,000 on its Equity Line of Financing.
As of March 31, 2007, over the life of the Equity Line of Financing, the Company has drawn $2,255,000 in exchange for 5,336,633 shares, giving the Company availability of $7,745,000 under the Equity Line of Financing.
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
ITEM 2. ISSUANCE OF UNREGISTERED SECURITIES AND USE OF PROCEEDS
We have issued the following unregistered securities during the three months ended March 31, 2007.
•	The Company sold 7,485,000 restricted shares of common stock at $0.30 per share to accredited investors for aggregate consideration of $2,245,500 during the first quarter.
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
President, Chief Executive Officer, Principal
Financial/Accounting Officer and Chairman

Dated: May 8, 2007

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification by the Chief Executive Officer and Principal Accounting/Financing Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Principal Accounting/Financing Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.