Form 10QSB
period 2007-06-30
Cereplast Inc
filed 2007-08-14
CIK 1324759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-_________
CEREPLAST, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other Jurisdiction of Incorporation or Organization)	91-2154289 (IRS Employer Identification No.)
3421-3433 West El Segundo Boulevard
Hawthorne, California 90250
(Address of principal executive offices (zip code))
310-676-5000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
On August 1, 2007, there were 258,179,019 shares of common stock, $0.001 par value per share, issued and outstanding.
Transitional small business disclosure format (Check one) YES ☐ NO ☑

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CEREPLAST, INC.
BALANCE SHEET
JUNE 30, 2007
(UNAUDITED)

ASSETS
Current Assets
Cash	$12,892,402
Accounts Receivable, Net	334,109
Inventory	1,470,647
Prepaid Expenses	10,062

Total Current Assets	14,707,220

Property and Equipment
Property and Equipment	2,172,892
Accumulated Depreciation and Amortization	(373,446)

Net Property and Equipment	1,799,446

Other Assets
Investments	500
Intangibles, Net	21,281
Deposits	21,844

Total Other Assets	43,625

Total Assets	$16,550,291

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$446,825
Other Payable	121
Accrued Expenses	78,922
Capital Leases, Current Portion	74,148
Loan Payable, Current Portion	5,294

Total Current Liabilities	605,310

Long-Term Liabilities
Captial Leases	122,349
Loan Payable	15,016

Total Long-Term Liabilities	137,365

Total Liabilities	742,675

Shareholders’ Equity
Preferred Stock, $0.001 par value 5,000,000 authorized preferred shares, none issued and outstanding	—
Common Stock, $0.001 par value; 495,000,000 authorized shares; 258,179,019 shares issued and outstanding	258,179
Additional Paid in Capital	26,224,159
Deferred Equity Offering Cost	(2,427,075)
Retained Earnings/(Deficit)	(8,247,647)

Total Shareholders’ Equity	15,807,616

Total Liabilities and Shareholders’ Equity	$16,550,291

The accompanying notes are an integral part of these financial statements.

CEREPLAST, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	6/30/2007	6/30/2006	6/30/2007	6/30/2006
GROSS SALES	$557,516	$159,957	$947,278	$279,849
Sales Discounts, Returns & Allowances	(72,704)	—	(136,353)	—

NET SALES	484,812	159,957	810,925	279,849

COST OF SALES	543,935	108,963	814,479	183,356

GROSS PROFIT	(59,123)	50,994	(3,554)	96,493

OPERATING EXPENSES
Depreciation and Amortization	87,812	56,290	148,212	64,544
Financing Discount Costs	223,056	—	816,385	—
Marketing Expense	25,982	105,278	40,830	127,476
Professional Fees	178,155	79,323	231,078	218,985
Rent Expense	56,637	50,329	104,158	89,661
Research and Development	131,028	36,612	194,979	46,344
Salaries & Wages	889,192	122,784	1,111,446	226,446
Other Operating Expenses	373,987	158,795	647,100	293,305

TOTAL OPERATING EXPENSES	1,965,849	609,411	3,294,188	1,066,761

LOSS FROM OPERATIONS BEFORE OTHER INCOME(EXPENSES)	(2,024,972)	(558,417)	(3,297,742)	(970,268)

OTHER INCOME (EXPENSES)
Interest Income	19,785	2,744	19,815	5,903
Interest Expense	(14,248)	(12,676)	(24,635)	(26,147)

	5,537	(9,932)	(4,820)	(20,244)

LOSS BEFORE PROVISIONS FOR TAXES	(2,019,435)	(568,349)	(3,302,562)	(990,512)

Provision for Taxes	—	—	—	—

NET LOSS	$(2,019,435)	$(568,349)	$(3,302,562)	$(990,512)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	222,085,667	200,050,486	218,045,078	196,842,143

The accompanying notes are an integral part of these financial statements.

CEREPLAST, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	6/30/2007	6/30/2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,302,562)	$(990,512)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and Amortization	148,212	64,544
Financing Discount Costs	816,384	13,889
Common Stock Issued for Services	619,465	16,000
(Increase) Decrease in:
Accounts Receivable	(201,638)	(78,497)
Inventory	(494,567)	(419,065)
Employee Advances	—	(5,012)
Deposits	4,500	(2,608)
Prepaid Expenses	37,997	172,686
Increase (Decrease) in:
Accounts Payable	(320,125)	32,291
Other Payables	(780)	(4,540)
Accrued Expenses	31,012	(83,777)

NET CASH USED IN OPERATING ACTIVITIES	(2,662,102)	(1,284,601)

NET CASH USED IN INVESTING ACTIVITIES:
Purchase of Property and Equipment, and Intangibles	(743,616)	(436,586)

NET CASH USED IN INVESTING ACTIVITIES	(743,616)	(436,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances/(Payments) on Shareholder Loans	(372,074)	29,438
Advances/(Payments) on Credit Lines	(47,468)	(20,346)
Advances/(Payments) on Capital Leases	29,644	(19,699)
Advances/(Payments) on Notes Payable	(250,000)	—
Advances/(Payments) on Term Loan Payable	(5,119)	(54,783)
Proceeds from Issuance of Common Stock	16,738,115	1,608,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,093,098	1,543,110

NET INCREASE IN CASH	12,687,380	(178,077)

CASH, BEGINNING OF PERIOD	205,022	506,487

CASH, END OF PERIOD	$12,892,402	$328,410

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
During the six months ended June 30, 2007, the Company issued 5,168,645 shares in exchange for gross proceeds of $1,830,000 in advance on its Equity Line of Financing and 45,826,052 shares in exchange for gross proceeds of $16,815,100 under various private placements. The Company also incurred equity offering costs of $1,906,985. During the six months ended June 30, 2006, the Company issued 98,500 shares in exchange for a $125,000 advance on its Equity Line of Financing.
During the six months ended June 30, 2007 and June 30, 2006 the Company was not liable for any tax payment and paid $24,635 and $20,817 in cash interest, respectively.
SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
During the six months ended June 30, 2007, the Company issued 1,335,734 shares to various employess as non-cash compensation valued at $619,465 and 2,582,487 shares for services valued at $1,424,867 During the six months ended June 30, 2006 the Company issued 5,000,000 shares to secure its Equity Line of Financing, 20,000, valued at $16,000 for services and cancelled 678,106 shares.
The accompanying notes are an integral part of these financial statements.

CEREPLAST, INC.
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2007
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
The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements for the year ended December 31, 2006 and the notes thereto included in the Company’s Annual Report.
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
Through the first half of 2007, the Company has been successful in introducing, along with its converting partners, a total of 25 products to the market, primarily in the foodservice ware industry. So far, sales and marketing efforts have primarily been directed in educating converters on using Cereplast’s propriatery bio-based resins. This strategy has been helpful in developing the technological know-how necessary to ensure that manufactures would be in a position to use Cereplast’s resin on their traditional converting equipment. It also helped in positioning Cereplast as a solution provider to the converter industry as it relates to bio-based materials. In addition, the Company is now starting to focus on developing relationships with brand owners and is actively seeking opportunities outside of the foodservice ware industry to validate the breath of applications for its bio-based resins.
2.	CAPITAL STOCK
During the six months ended June 30, 2007, the Company issued shares of common stock as follows:
•	Through an initial private placement completed on March 10, 2007, which was made in reliance upon an exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, the Company issued 7,484,999 restricted shares of common stock for gross cash proceeds of $2,245,500.
•	Through an initial private placement completed on July 2, 2007, which was made in reliance upon an exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, the Company issued 38,341,053 restricted shares of common stock for gross cash proceeds of $14,569,600. The subscribers to the private placement were primarily comprised of institutions focused on the renewable and clean technology sectors, including UBS Global Innovator Fund, Fortis Investments Environmental Fund, Clariden Leu, Credit Suisse Future Energy Fund and Swisscanto Climate Control Fund. The shares acquired through this private placement were subsequently registered with the SEC through an SB-2 filing, which was declared effective on July 11, 2007.
•	The Company received funds of $1,830,000 under its Equity Line of Financing for 5,168,645 common stock shares issued.
•	The Company issued 3,918,221 shares of common stock valued at $2,044,365 to various employees and consultants for services rendered.

3.	EQUITY LINE OF FINANCING
On February 13, 2006, the Company entered into a $10,000,000 private equity line of financing agreement with Cumorah Capital, Inc., with a commitment period of twenty-four months. Based on the amount of the advance, Cumorah Capital can purchase shares of common stock at an exchange rate equal to 90% of the market price during the pricing period. A 5,000,000 shares commitment fee was paid by the Company at time of closing. As of June 30, 2007, over the life of the Equity Line of Financing, the Company has received $2,755,000 in exchange for 6,586,493 shares on the equity line.
4.	RELATED PARTY
As of June 30, 2007, the Company did not have any related party transactions as the following obligations have been satisfied:
•	A loan from a shareholder in the amount of $162,705, which bears a PIK interest at the rate of 6% per year. The principal was due in June 2007. On April 4, 2007 the Company repaid all fully outstanding principal and interest under this loan.
•	A loan from an affiliate in the amount of $200,000, which bears PIK interest at the rate of 7.00% per annum, and matures in October 2008. On June 27, 2007 the Company repaid all fully outstanding principal and interest under this loan.
•	A loan from an affiliate in the amount of $250,000, which bears PIK interest at the rate of 6.00% per annum, and matures in 2007. As of March 31, 2007 the Company had repaid all fully outstanding principal and interest under this loan.
5.	SUBSEQUENT EVENTS
On August 8, 2007, the Company’s Board of Directors adopted a resolution by unanimous written consent accepting Mr. Jensen’s resignation from the Board and appointing Petros Kitsos as a new Director to fill the vacancy left by the departure of Mr. Jensen. Mr. Kitsos was elected to a term of 3 years. In consideration for his agreement to serve as a Director of the Company, Mr. Kitsos will be issued 1,000,000 shares of the Company’s common stock as follows: 500,000 shares on August 8, 2007, 250,000 shares on December 31, 2007 and 250,000 shares on April 1, 2008. The shares awarded to Mr. Kitsos might be subject to a vesting schedule to be finalized.

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
We continue to implement a shift in our business model to manufacture bio-based resins directly instead of using our resin to make and sell finished products.
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
Results of Operations for the Three Months and Six Months Ended June 30, 2007 compared to the Three Months and Six Months Ended June 30, 2006.
Sales
Gross sales increased by $397,559 or 248.5% to $557,516 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 and by $667,429 or 238.5% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Net sales increased by $324,855 or 203.0% for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 and by $531,076 or 189.8% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase in sales can be directly attributed to the commercial launch of the Company’s proprietary bio-based resins and the market’s acceptance for foodservice ware items made of bio-based resins. The difference between gross sales and net sales is a result of discounts on bio-based resins given to contractual customers on initial volumes to build sample products and to assist in introducing products to the market.
Cost of Sales
Cost of sales increased by $434,972 or 399.2%, to $543,935 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 and by $631,123 or 344.2% to $814,479 for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. As a percentage of net sales, cost of sales was 112.2% for the three months ended June 30, 2007 compared to 68.1% for the three months ended June 30, 2006 and 86.0% for the six months ended June 30, 2007 compared to the 65.5% for the six months ended June 30, 2006. The increase in cost of sales is a result of the strategic shift in the Company’s business model to solely become a resin manufacturer and reflects the additional overhead associated with manufacturing the Company’s patented bio-based resins.

Gross Profit
Gross profit decreased by $110,117 or 215.9% from $50,994 to ($59,923) for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 and $100,047 or 103.7% from $96,493 to ($3,554) for the six months ended June 30, 2007 compared to the June 30, 2006. As a percentage of net sales, gross profit margin also decreased from 31.88% for the three months ended June 30, 2006 to (12.20%) for the three months ended June 30, 2007 and from 34.48% for the six months ended June 30, 2006 to (0.4%) compared to the six months ended June 30, 2006. The decrease in gross profit and gross profit margin can be directly attributed to a change in business model from distribution to manufacturing, an increase in direct labor as the Company increased its production staff and the plant currently operating below full capacity.
Operating Expenses
Operating expenses increased by $1,356,438 or 222.6%, to $1,965,849 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 and by $2,227,427 or 208.8% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase in operating expenses can be attributed to an increase in both cash and non-cash compensation as a result of head count increases to manage the commercial launch of its bio-based resins.
Research and Development
Research and development (“R&D”) costs increased by $94,416 or 257.9%, to $131,028 for the three months ended June30, 2007 compared to the three months ended June 30, 2006 and by $148,635 or 320.7% to $194,979 for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase in R&D costs was a result of Cereplast’s continued effort to expand and improve efficiencies in its in-house bio-based resin manufacturing capabilities, as well as increased efforts to develop additional types of bio-based resins to meet customer demands.
Net Loss
Net loss increased by $1,451,086 or 255.3%, to $2,019,435 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 and by $2,312,050 or 233.4% to $3,302,562 for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase in net loss was a result of increased operating expenses associated with the growth of the Company’s resin operations. Currently operating costs exceed revenue because the Company only recently entered the commercial sale of its bio-resin and the plant is not running at full capacity or efficiencies. We cannot assure when or if revenue will exceed operating costs.
Liquidity and Capital Resources
The Company had net cash of $12,892,402 at June 30, 2007.
The Company had positive working capital (i.e. the difference between current assets and current liabilities) of $14,101,910 at June 30, 2007.
During the six months ended June 30, 2007, the Company used $2,662,102 of cash for operating activities, an increase of $1,377,501 or 107.2% compared to the six months ended June 30, 2006. The increase in the use of cash for operating activities was a result of increased manufacturing operating expenses, increases in receivables and significant acquisition of raw material inventory.
Cash used in investing activities to purchase manufacturing equipment during the six months ended June 30, 2007 was $743,616, an increase of $307,030 or 70.3% compared to the six months ended June 30, 2006.
Cash provided by financing activities during the six months ended June 30, 2007 was $16,093,098, an increase of $14,549,988 or 942.9% compared to the six months ended June 30, 2006. During the six months ended June 30, 2007 the Company raised $16,738,915 through private placements and draws on its Equity Line of Financing.
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
ITEM 2. ISSUANCE OF UNREGISTERED SECURITIES AND USE OF PROCEEDS
We have issued the following unregistered securities during the six months ended June 30, 2007.
•	The Company sold 7,484,999 restricted shares of common stock to accredited investors for aggregate consideration of $2,245,500 during the first quarter.
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

Dated: August 8, 2007

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification by the Chief Executive Officer and Principal Accounting/Financing Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Principal Accounting/Financing Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.