Form 10QSB
period 2007-09-30
Cereplast Inc
filed 2007-11-08
CIK 1324759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission file number 333-_________
CEREPLAST, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other Jurisdiction of Incorporation or Organization)	91-2154289 (IRS Employer Identification No.)
3411-3421 West El Segundo Boulevard
Hawthorne, California 90250
(Address of principal executive offices (zip code))
310-676-5000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
On November 5, 2007, there were 258,542,852 shares of common stock, $0.001 par value per share, issued and outstanding.
Transitional small business disclosure format (Check one) YES ☐ NO ☑

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CEREPLAST, INC.
BALANCE SHEET
September 30, 2007
(UNAUDITED)

ASSETS
Current Assets
Cash	$10,972,838
Accounts Receivable, Net	294,789
Inventory	1,912,775
Prepaid Expenses and Other Current Assets	54,011

Total Current Assets	13,234,413

Property and Equipment
Property and Equipment	2,716,105
Accumulated Depreciation and Amortization	(480,328)

Net Property and Equipment	2,235,777

Other Assets
Investments	500
Intangibles, Net	20,001
Deposits	39,375

Total Other Assets	59,876

Total Assets	$15,530,066

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$681,865
Other Payable	715
Accrued Expenses	199,241
Capital Leases, Current Portion	74,387
Loan Payable, Current Portion	10,951

Total Current Liabilities	967,159

Long-Term Liabilities
Captial Leases	106,847
Loan Payable	6,732

Total Long-Term Liabilities	113,579

Total Liabilities	1,080,738

Shareholders’ Equity
Preferred Stock, $0.001 par value 5,000,000 authorized preferred shares, none issued and outstanding	—
Common Stock, $0.001 par value; 495,000,000 authorized shares; 258,542,852 shares issued and outstanding	258,543
Additional Paid in Capital	26,467,562
Deferred Equity Offering Cost	(2,427,075)
Retained Earnings/(Deficit)	(9,849,702)

Total Shareholders’ Equity	14,449,328

Total Liabilities and Shareholders’ Equity	$15,530,066

The accompanying notes are an integral part of these financial statements.

CEREPLAST, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED
9/30/2007 and 9/30/2006
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	9/30/2007	9/30/2006	9/30/2007	9/30/2006
GROSS SALES	$661,742	$169,061	$1,609,020	$448,910
Sales Discounts, Returns & Allowances	(29,499)	—	(165,852)	—

NET SALES	632,243	169,061	1,443,168	448,910

COST OF SALES	514,697	93,474	1,329,176	276,830

GROSS PROFIT	117,546	75,587	113,992	172,080

OPERATING EXPENSES
Depreciation and Amortization	108,162	36,334	256,374	100,877
Financing Discount Costs	—	—	816,385	—
Marketing Expense	47,699	75,521	88,529	202,997
Professional Fees	310,466	125,913	541,544	344,898
Rent Expense	111,392	40,266	215,550	129,926
Salaries & Wages and Stock Based Compensation	837,320	403,752	1,948,766	630,200
Other Operating Expenses	430,223	516,646	1,272,302	856,295

TOTAL OPERATING EXPENSES	1,845,262	1,198,432	5,139,450	2,265,193

LOSS FROM OPERATIONS BEFORE OTHER INCOME(EXPENSES)	(1,727,716)	(1,122,845)	(5,025,458)	(2,093,113)

OTHER INCOME (EXPENSES)
Interest Income	133,624	222	153,439	6,125
Interest Expense	(7,963)	(13,364)	(32,598)	(39,511)

	125,661	(13,142)	120,841	(33,386)

LOSS BEFORE PROVISIONS FOR TAXES	(1,602,055)	(1,135,987)	(4,904,617)	(2,126,499)

Provision for Taxes	—	—	—	—

NET LOSS	$(1,602,055)	$(1,135,987)	$(4,904,617)	$(2,126,499)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	258,179,019	200,400,921	231,570,067	198,037,524

The accompanying notes are an integral part of these financial statements.

CEREPLAST, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
(UNAUDITED)

	Nine Months Ended
	9/30/2007	9/30/2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,904,617)	$(2,126,499)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and Amortization	256,374	100,877
Financing Discount Costs	816,384	69,445
Common Stock Issued for Services	863,232	294,630
(Increase) Decrease in:
Accounts Receivable	(162,318)	(77,254)
Inventory	(936,695)	(646,699)
Employee Advances	—	(4,496)
Deposits	(13,031)	(3,907)
Prepaid Expenses	(5,952)	172,686
Increase (Decrease) in:
Accounts Payable	(85,085)	(4,851)
Other Payables	(186)	(4,698)
Accrued Expenses	151,331	(72,552)

NET CASH USED IN OPERATING ACTIVITIES	(4,020,563)	(2,303,318)

NET CASH USED IN INVESTING ACTIVITIES:
Purchase of Property and Equipment, and Intangibles	(1,286,827)	(565,335)

NET CASH USED IN INVESTING ACTIVITIES	(1,286,827)	(565,335)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances/(Payments) on Shareholder Loans	(372,074)	31,782
Advances/(Payments) on Credit Lines	(47,468)	231,090
Advances/(Payments) on Capital Leases	14,381	(30,106)
Advances/(Payments) on Notes Payable	(250,000)	—
Advances/(Payments) on Term Loan Payable	(7,748)	(57,237)
Proceeds from Issuance of Common Stock	16,738,115	2,341,375

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,075,206	2,516,904

NET INCREASE IN CASH	10,767,816	(351,749)

CASH, BEGINNING OF PERIOD	205,022	506,487

CASH, END OF PERIOD	$10,972,838	$154,738

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
During the nine months ended September 30, 2007, the Company issued 5,168,645 shares in exchange for gross proceeds of $1,830,000 in advance on its Equity Line of Financing and 45,826,040 shares in exchange for gross proceeds of $16,815,100 under various private placements. The Company also incurred equity offering costs of $1,906,985. During the nine months ended September 30, 2006, the Company issued 720,690 shares in exchange for a $625,000 advance on its Equity Line of Financing.
SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
During the nine months ended September 30, 2007, the Company issued 1,649,567 shares to various employees as non-cash compensation valued at $863,232 and 2,632,487 shares for services valued at $1,458,367. During the nine months ended September 30, 2006 the Company issued 5,000,000 shares to secure its Equity Line of Financing, 420,340 shares, valued at $294,630 for services and non-cash compensation and cancelled 678,106 shares.
The accompanying notes are an integral part of these financial statements.

CEREPLAST, INC.
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007
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
The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements for the year ended December 31, 2006 and the notes thereto included in the Company’s Annual Report.
Line of Business
The Company has developed a technology to produce proprietary bio-based resins, which are used as substitutes for conventional petroleum-based plastics in a variety of converting applications, including thermoforming, injection molding, blow molding, extrusion coating, profile extrusion and blown film. The Company initially sold finished products to demonstrate the applications for its bio-resins and since mid-2005, the Company started its transition to become a bio-based resin manufacturer. During 2006, the Company tested its bio-based resins as well as products manufactured by its converting customers and launched into commercial production in the 4th Quarter. Today, the Company manufactures two distinct families of bio-resins: Cereplast Compostables™ and Cereplast Hybrids Resins™.
Cereplast Compostables™ resins are annually renewable, ecologically sound substitutes for petroleum-based plastic products, replacing nearly 100% of the petroleum-based additives used in traditional plastics. Cereplast Compostables™ resins are plant-based, using annually renewable resources such as corn, wheat, tapioca and potato starches that primarily come from the Midwest. All Cereplast Compostables™ resins are certified as biodegradable and compostable in the United States and Europe, meeting BPI (Biodegradable Products Institute) standards for compostability (ASTM 6400 D99 and ASTM 6868), and European Bioplastics standards (EN 13432). Cereplast Compostables™ resins are primarily targeted at applications in the foodservice ware and packaging industries. Products made from Cereplast Compostables™ resins will biodegrade in commercial compost sites along with food waste in less than 180 days.
Cereplast Hybrid Resins™ are bio-based, replacing 50% or more of the petroleum content in traditional plastic products with materials from annually renewable sources such as starches from corn, tapioca, wheat and potatoes and other plants. Cereplast Hybrid Resins™ are cost-competitive with traditional petroleum-based plastic resins. With significantly more of the resin content derived from plants, the pricing of Cereplast Hybrid Resins™ is not as influenced by the volatile prices of oil. Cereplast Hybrid Resins™ are primarily targeted at applications in the durable consumer goods industry, including automotive parts, electronics, toys, cosmetics, and more.
As of September 30th, 2007, the Company has been successful in introducing, along with its converting partners, a total of 57 products to the market. So far, sales and marketing efforts have primarily been directed in educating converters on using Cereplast’s proprietary bio-based resins. This strategy has been helpful in developing the technological know-how necessary to ensure that manufactures are in a position to use Cereplast’s resin on their traditional converting equipment. It has also helped in positioning Cereplast as a solution provider to the converter industry as it relates to bio-based materials. In addition, the Company is now starting to focus on developing relationships with brand owners and is actively seeking opportunities outside of the foodservice ware industry to validate the breath of applications for its bio-based resins.

2. CAPITAL STOCK
During the nine months ended September 30, 2007, the Company issued shares of common stock as follows:
•
Through an initial private placement completed on March 10, 2007, which was made in reliance upon an exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, the Company issued 7,484,999 restricted shares of common stock for gross cash proceeds of $2,245,500.

•
Through an initial private placement completed on July 2, 2007, which was made in reliance upon an exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, the Company issued 38,341,053 restricted shares of common stock for gross cash proceeds of $14,569,600. The subscribers to the private placement were primarily comprised of institutions focused on the renewable and clean technology sectors, including UBS, Fortis Investments, Clariden Leu, Credit Suisse and Swisscanto. The shares acquired through this private placement were subsequently registered with the SEC through an SB-2 filing, which was declared effective on July 11, 2007.

•	The Company received funds of $1,830,000 under its Equity Line of Financing for 5,168,645 common stock shares issued.

•	The Company issued 4,282,054 shares of common stock valued at $2,321,599 to various employees and consultants for services rendered.
3. EQUITY LINE OF FINANCING
On February 13, 2006, the Company entered into a $10,000,000 private equity line of financing agreement with Cumorah Capital, Inc., with a commitment period of twenty-four months. Based on the amount of the advance, Cumorah Capital can purchase shares of common stock at an exchange rate equal to 90% of the market price during the pricing period. A 5,000,000 shares commitment fee was paid by the Company at time of closing. As of September 30, 2007, over the life of the Equity Line of Financing, the Company has received $2,755,000 in exchange for 6,586,493 shares on the equity line.
4. RELATED PARTY
As of September 30, 2007, the Company did not have any related party transactions as the following obligations have been satisfied:
•
A loan from a shareholder in the amount of $162,705, which bore PIK interest at the rate of 6% per year. The principal was due in June 2007. On April 4, 2007 the Company repaid all fully outstanding principal and interest under this loan.

•
A loan from an affiliate in the amount of $200,000, which bore PIK interest at the rate of 7.00% per annum, and matures in October 2008. On June 27, 2007 the Company repaid all fully outstanding principal and interest under this loan.

•
A loan from an affiliate in the amount of $250,000, which bore PIK interest at the rate of 6.00% per annum, and matures in 2007. As of March 31, 2007 the Company had repaid all fully outstanding principal and interest under this loan.

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
Current Overview
We are engaged in the development, manufacture and sale of sustainable plastic resins which are used as substitutes for conventional, petroleum based plastics in a variety of converting applications, including thermoforming, injection molding, blow molding, extrusion coating, profile extrusion and blown film. We commercially offer two families of resins: Cereplast Compostables™ and Cereplast Hybrid Resins™. Our resins are plant-based and incorporate agricultural annually renewable resources such as corn, wheat, tapioca and potato starches.
We were successful in creating two new families of bio-based resins that can be applied to conventional converting equipment, at prices competitive with traditional plastic. After we completed the test-market stage of our Cereplast Compostable™ resins through the manufacturing of disposable food service ware, we began to commercialize the sale of our Cereplast Compostable™ bio-based resin in the 4th Quarter of 2006. Similarly, we introduced the first of the Cereplast Hybrid Resins™, Biopropylene™, at the end of the 3rd Quarter of 2007. We spent several years on testing not only the physical and thermal properties of resins, but also their process ability on conventional plastic equipment. Management believes that it is a key element for the resin to be useable on conventional plastic equipment, and believes that it will be easier for traditional converters to substitute petroleum based resins with our bio-based resins.

Products made of Cereplast Compostable™ resins have been tested for their compostability with specific reference to US standards set by the American Society for Testing and Materials (“ASTM”) such as ASTM 6400 D99 or ASTM 6868. Several of Cereplast Compostable™ resins, including our resins for injection molding, thermoforming, extrusion coating and blow molding, have passed successfully such standards requirements allowing our company to introduce on the market products, which were the first of their class. The ASTM standards are significant in so far as they identify plastic products that will compost satisfactorily in a wide array of municipal or commercial composting facilities leaving no harmful chemical residues, part of such ASTM specifications encompass a series of toxicity tests that verify that the resins are safe for human health. Further, the ASTM standards allow consumers to educate themselves on the appropriate uses and recovery avenues for the compostable plastic products.
In addition, we had all of our commercial resins tested by the world largest professional radiocarbon dating service for their bio-based content as per ASTM 6866 standard. This is an important aspect of the resins, especially now that several State and Federal initiatives are pushing energy independence and use of alternative energy and products. Finally, all of our resins are certified GMO free and FDA compliant. All tests on our products our performed by third party independent laboratories.
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
Results of Operations for the Three Months and Nine Months Ended September 30, 2007 compared to the Three Months and Nine Months Ended September 30, 2006.
Sales
Gross sales increased by $492,681 or 291.4% to $661,742 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 and by $1,160,110 or 258.4% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Net sales increased by $463,182 or 273.9% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 and by $994,258 or 221.5% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase in sales can be directly attributed to the commercial launch of the Company’s proprietary bio-based resins, which resulted in a larger customer base and increased volume from existing customers The difference between gross sales and net sales is a result of discounts on bio-based resins given to contractual customers on initial volumes to build sample products and to assist in introducing products to the market.
Cost of Sales
Cost of sales increased by $421,223 or 450.6%, to $514,697 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 and by $1,052,346 or 380.1% to $1,329,176 for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. As a percentage of net sales, cost of sales was 81.41% for the three months ended September 30, 2007 compared to 55.29% for the three months ended September 30, 2006 and 92.1% for the nine months ended September 30, 2007 compared to the 61.7% for the nine months ended September 30, 2006. The increase in cost of sales is a result of the strategic shift in the Company’s business model to focus on resin manufacturing and reflects the additional overhead associated with manufacturing the Company’s patented bio-based resins.

Gross Profit
Gross profit increased by $41,959 or 55.5% from $75,587 to $117,546 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 and decreased by $58,088 or 33.8% from $172,080 to $113,992 for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. As a percentage of net sales, gross profit margin also decreased from 44.7% for the three months ended September 30, 2006 to 18.6 % for the three months ended September 30, 2007 and from 38.3% for the nine months ended September 30, 2006 to 7.9% compared to the nine months ended September 30, 2007. The decrease in gross profit margin can be directly attributed to a change in business model from distribution to manufacturing, an increase in direct labor as the Company increased its production staff and the plant currently operating below full capacity.
Operating Expenses
Operating expenses increased by $646,830 or by 54.0%, to $1,845,262 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 and by $2,874,257 or 126.9% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase in operating expenses can be attributed to an increase in both cash and non-cash compensation as a result of head count increases to manage the commercial launch of its bio-based resins and to an increase in professional associated with fundraising, new resin developments, patent applications, ISO certification and implementation of new manufacturing softwares.
Net Loss
Net loss increased by $466,068 or 41.0%, to $1,602,055 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 and by $2,778,118 or 130.6% to $4,904,617 for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase in net loss was a result of increased operating expenses associated with the growth of the Company’s resin operations. Currently operating costs exceed revenue because the Company only recently entered the commercial sale of its bio-resin and the plant is not running at full capacity or efficiencies. We cannot assure when or if revenue will exceed operating costs.
Liquidity and Capital Resources
The Company had net cash of $10,972,838 at September 30, 2007.
The Company had positive working capital (i.e. the difference between current assets and current liabilities) of $12,267,254 at September 30, 2007.
During the nine months ended September 30, 2007, the Company used $4,020,563 of cash for operating activities, an increase of $1,717,245 or 74.6% compared to the nine months ended September 30, 2006. The increase in the use of cash for operating activities was a result of increased manufacturing operating expenses, increases in receivables and significant acquisition of raw material inventory.
Cash used in investing activities to purchase manufacturing equipment during the nine months ended September 30, 2007 was $1,286,827 an increase of $721,492 or 127.6% compared to the nine months ended September 30, 2006.
Cash provided by financing activities during the nine months ended September 30, 2007 was $16,075,206, an increase of $13,558,302 or 538.7% compared to the nine months ended September 30, 2006. During the nine months ended September 30, 2007 the Company raised $16,738,115 through private placements and draws on its Equity Line of Financing.
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
ITEM 2. ISSUANCE OF UNREGISTERED SECURITIES AND USE OF PROCEEDS
We have issued the following unregistered securities during the nine months ended September 30, 2007.
•	The Company sold 7,484,990 restricted shares of common stock to accredited investors for aggregate consideration of $2,245,500 during the first quarter.

•
On June 21, 2007, accredited investors purchased an aggregate of 38,341,053 shares of common stock at $0.38 per share for an aggregate purchase price of $14,569,600. The common stock was offered and sold to the Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES:
Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable
ITEM 5. OTHER INFORMATION
Not Applicable
ITEM 6. EXHIBITS

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEREPLAST, INC.

By:	/s/ Frederic Scheer

Frederic Scheer President, Chief Executive Officer, and Chairman

Dated: November 5, 2007

By:	/s/Stephan Garden

Stephan Garden Senior Vice President Finance and Business Development

Dated: November 5, 2007

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.