Form 10KSB
period 2007-12-31
Cereplast Inc
filed 2008-03-17
CIK 1324759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934 for the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 333-126378
CEREPLAST, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	91-2154289
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number
3411-3433 West El Segundo Boulevard
Hawthorne, California 90250
(Address of principal executive office)
Issuer’s telephone number: (310) 676-5000
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None
Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The Issuer’s gross sales for the year ending December 31, 2007 were $2,348,068
As of March 7, 2008 the number of shares outstanding of the Issuer’s common stock was 259,302,409
As of March 7, 2008 the aggregate number of shares held by non-affiliates was approximately 129,644,814
As of March 7, 2008 the aggregate market value of the Issuer’s common stock held by non-affiliates was $72,601,095, based on the average bid and asked price of $0.56 per share as of March 7, 2008

FORM 10-KSB
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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
Overview
We have developed and are commercializing proprietary bio-based resins through two complimentary product families: Cereplast Compostable™ Resins, a renewable, ecologically sound substitute for petroleum-based plastics and Cereplast Hybrid Resins™, which replace 50% or more of the petroleum-based content of petroleum-based plastics with materials from renewable resources. Our resins are competitively-priced compared to petroleum-based plastic resins and can be converted into finished products on conventional manufacturing equipment without additional capital investment by downstream converters.
The demand for clean and renewable sources for materials, such as bioplastics, and the demand for non-petroleum-based products are being driven globally by a variety of factors, including fossil fuel price escalation and volatility, energy security and environmental concerns. These factors have led to increased spending on clean and renewable products by corporations and individuals as well as legislative initiatives at the local and state level.
We are a full-service resin solution provider uniquely positioned to capitalize on the rapidly increasing demand for sustainable and environmentally friendly alternatives to traditional plastic products.
We primarily conduct our operations through two product families:
•	Cereplast Compostables™ Resins are renewable, ecologically-sound substitutes for petroleum-based plastics targeting primarily single-use disposables and packaging applications. We have commercialized more than 30 grades of Compostable Resins in this product line. These resins are compatible with existing manufacturing processes and equipment making them a substitute for traditional petroleum-based resins. We commercially introduced our Compostables line in November 2006.
•	Cereplast Hybrid Resins™ replace 50% or more of the petroleum content in conventional plastics with bio-based materials such as starches from plants. The Hybrid Resin line is able to offer similar properties to traditional polyolefin such as impact strength and heat deflection temperature. Hybrid Resins provide a viable alternative for brand owners and converters looking to replace petroleum-based resins in durable goods application. Hybrid Resins can be used in a wide range of markets, including automotive, consumer goods, consumer electronics, medical, packaging, and construction. We commercially introduced our first grade of Hybrid Resin, Biopropylene™, in October 2007.
Business Strengths
Our competitive strengths position us well to execute on our growth plans in the markets we serve.
Technology Leadership and Engineering Expertise. We are a technology leader in the development of bio-based resins. As of December 31, 2007 our intellectual property includes 26 formulation patents and pending patents applications. Our technology and manufacturing expertise, customer and product knowledge and patent portfolio provide us with a strong competitive position. We employ our engineering and product expertise toward the design and commercialization of new resins that can be processed by our customers on traditional manufacturing equipment.
Competitive Pricing with Traditional Plastic. Our bio-resins are priced competitively to petroleum-based plastic alternatives. We have the capability to work with multiple polymer families and sustainable starch sources when manufacturing our resins. This gives us the ability to effectively source abundant and low-cost renewable natural resources from various sources including starches, PLA, PHA, and other bio-based polymers. The flexibility to continuously choose between various raw materials as market prices change allows us to consistently be price competitive with traditional petroleum based alternatives. We feel this unique cost position will further market adoption as petroleum-based plastics suffer from rising oil prices in addition to ongoing environmental concerns and increasingly restrictive legislation.
Scalable and Low-Cost Manufacturing Platform. Our proprietary process to manufacture our resins is modular and scalable in nature, which we believe will allow us to readily expand manufacturing capacity at relatively low incremental cost. Our capital requirement is approximately $6 million for every additional 50 million pounds of capacity. Our manufacturing equipment can be used for both the Compostable Resin and Hybrid Resin lines interchangeably. All of the manufacturing equipment we are installing today is readily available from multiple manufacturers.

Close Consultative Relationship with Customers. We are a solution provider to both brand owners and converters. We have built a team of skilled engineers with experience in the design and performance characteristics of our resins. Our formulation, processing and dispersion technologies allow us to create proprietary bio-resin blends to meet the specific needs of our converter clients for various end products. We work closely with our customers to understand their needs and develop solutions to address their customer base.
Highly Experienced Management and Technical Team. Senior management has extensive experience developing, manufacturing, marketing and selling plastics and specialty chemicals. This team is composed of veterans from the bioplastics, specialty chemicals and process engineering industries.
Business Strategy
Target High-Growth Segments with Commercial Products. We believe that bioplastics will continue to take market share from petroleum-based plastics as our technologically advanced and commercially feasible alternatives are offered to consumers. In 2007 the bioplastic market is estimated to be 541 million pounds. BCC Research estimates this market will grow to 1.2 billion pounds by 2012, a compounded annual growth rate of 17%. We believe that the bioplastics market share will continue to grow rapidly as they become increasingly viable amidst rising oil prices and growing environmental concerns regarding petroleum-based plastics.
Support converter partners and work with brand owners in the adoption of bio-based plastics to expand our customer base. We develop close working relationships with our customers that enable us to provide solutions and identify opportunities to employ our products. Our strategy is to work closely with both converters and brand owners. For converters, the process is more technical in nature as they focus on the ability to utilize our resins in their traditional manufacturing processes. Brand owners are following the “green” trend and looking for ways to make packaging more environmentally friendly and possibly develop a “green” identity with consumers while satisfying performance and cost requirements.
More than 100 companies have requested and been provided with samples of the Company’s bioplastic resin. 60 customers have purchased resin for trials and testing. Of these, 34 customers have advanced to prototype testing and qualification of more than 100 different products applications. Ten customers — including Alcoa, Genpak, Innoware, Penley and Pace Industries — have commercialized and introduced 68 different bioplastic products using the Company’s resin
Expand manufacturing capabilities. The Company is developing a new bioplastic production facility in Seymour, Indiana which will become one of the largest bioplastic production plant in the world. The location of the Seymour plant puts it in close proximity to various raw material sources. The expansion of our manufacturing facility will allow us to produce up to an additional 500 million pounds of bioplastics per annum by 2010 and we expect a decrease in unit production costs. Phase I of the development of the Seymour facility includes the addition of approximately 50 million pounds of annual capacity of bio-resin to be fully implemented by the end of 2008. Phase II will expand our annual production capacity by an addition 50 million pounds, the timing of which will be dependent on market demand. The Company has secured options on approximately 53 acres of adjacent land, which would give us the ability to bring total annual production capacity to 500 million pounds when fully developed.
Strengthen our product leadership by developing new formulations in conjunction with customer demands. We work to continuously strengthen our position in new and cost competitive resin formulations. We interact with our customers and suppliers not only to improve the performance and broaden the applications for our resins, but also to reduce the material and manufacturing costs of our products. In addition we maintain a rigorous research and development effort that continues to yield increases in the breadth and applications of our product line. We continue to develop and refine properties in our resins that have broad applications including sustainability, compostability, thermal properties and printability.
Pursue Strategic Alliances. We continue to pursue strategic business relationships that complement our product portfolio or create a channel to market and increase our rate of growth. We have built strategic alliances with suppliers, distributors, converters and brand owners to develop and commercialize our products and to bring them to market more quickly than we otherwise could on our own. As of December 31, 2007, we had formal relationships with five of the nation’s top six thermoforming converters.
Industry Overview and Outlook
The traditional plastics market is large, operates on a global scale and is comprised of a number of different polymers and resins. It includes a wide range of commodity polymers and resins as well as numerous lower volume, higher performance polymers and resins targeted at specific finished product applications. Plastics are sold in a variety of industries including consumer products, packaging, automotive, construction, and electronics. The ubiquitous nature of plastic can be attributed to its durability, adaptability and functionality, which have allowed it to meet a variety of end user requirements including increased health and safety requirements as well as consumer demand for enhanced appearance and packaging.
The global plastics market represents approximately 980 billion pounds per year with worldwide plastic demand estimated to be growing at 5% annually. The global plastic market has grown consistently over the last forty years and is estimated to reach $425 billion by 2010. Bioplastics currently represent a small percentage of the overall plastic market. The worldwide market for bioplastics is estimated to be 541 million pounds in 2007, or 0.1% of the total plastics market. The demand for bioplastics is estimated to be growing at 17% per annum reaching 1.2 billion pounds by 2012.

Market Opportunity
Rising and Increasingly Volatile Oil Prices Encourage Bioplastics Adoption. A primary driver for the growth of the bioplastics market is the rising and increasingly volatile cost of oil. It is estimated that only one barrel of oil is discovered for every four barrels of oil consumed. High demand relative to waning supply has led to significant increases in oil price and oil price volatility. Bioplastics are better able to compete with petroleum-based plastics on price in a rising oil cost environment.
Greater Environmental Concerns. Bioplastics are positioned to benefit from powerful secular trends in favor of reducing the environmental impact of everyday materials. It is estimated that the U.S. generates 210 million tons of trash per year with approximately 20% of solid municipal waste coming from plastics. According to the U.S. Environmental Protection Agency, less than 6% of waste plastic is recycled. There is concern among the scientific community that global climate change poses an environmental risk that is attributed to an increase in carbon dioxide emissions. According to an EF Consumer Survey, 88% of consumers in the United States believe that environmental issues are important or very important. Furthermore, local governments and large corporations are encouraging the replacement of conventional plastics with alternatives, including bioplastics. Because of fossil fuel’s detrimental impact on the environment, it is anticipated that individuals and governments will increasingly demand that material suppliers reduce their reliance on oil, curb greenhouse gas emissions, and minimize the deposit of solid waste and plastics in the environment.
National Security Concerns. The United States consumes approximately 25% of worldwide oil production while only accounting for 5% of the world’s population and 2% of the world’s oil reserves. The manufacturing of plastic accounts for approximately 7% of oil consumption in the United States. The majority of U.S. oil needs are met through imports, with a large portion coming from potentially unstable areas of the world including the Middle East, Nigeria and Venezuela. It has been suggested that the United States dependence on oil imports is an issue of national security. The use of bioplastics has the ability to reduce U.S. petroleum consumption; approximately 7% of the oil consumed in the United States is used for the production of plastic.
Our Resin Products
We have developed and are commercializing proprietary bio-based resins through two complimentary product families: Cereplast CompostableTM Resins, a renewable, ecologically sound substitute for single-use petroleum-based plastics and Cereplast Hybrid ResinsTM, which replace 50% or more of the petroleum-based content of durable petroleum-based plastics with materials from renewable resources. Our Compostable and Hybrid Resins can be used in the following conventional converting processes:
•	Injection molding
•	Thermoforming
•	Blow film
•	Blow molding
•	Extrusion
All of our resins are GMO-free and FDA-compliant.
Cereplast Compostable™ Resins
Traditional foodservice disposables, wraps, and paperboard are currently manufactured from a variety of materials, including paper and plastic. We believe that none of these materials fully addresses three of the principal challenges facing the foodservice industry; namely performance, price, and environmental impact. We believe plastics that are manufactured with our Compostable Resins address the combination of these challenges better than traditional alternatives.
Our Compostable Resins are renewable substitutes for petroleum-based plastics targeting primarily single-use disposables. We introduced our Compostable Resin line in November 2006 and currently have over 30 grades of Compostable Resins in our product line. We have designed our Compostable Resins to meet the same product specifications of traditional plastic resins and can be processed with the existing equipment used by converters today. These products address the needs of plastic converters serving the foodservice disposable packaging market. Our Compostable Resins received “New Material of the Year Award” from the Society of Plastic Engineers in 2006.
Our Compostable Resins have been used to produce foodservice ware, including the first line of fully biodegradable and compostable foodservice ware. In 2007, we started to target markets outside of foodservice ware where our resins have been used to produce limited commercial quantities of products targeted at the health and beauty sector, advertising, and consumer products. All of these products were manufactured using our resins which minimize the harmful impact on the environment without sacrificing competitive price or performance.
Our Compostable Resins are primarily made from abundantly available and low-cost natural raw materials such as plant starch from annually renewable crops such as corn, tapioca, wheat and potatoes. We believe that foodservice disposables made of our resins will offer certain significant environmental benefits, will have comparable or superior performance characteristics, such as greater strength and rigidity, and can be commercially produced and sold at prices that are competitive with comparable conventional paper and plastic foodservice disposables.

The Cereplast Compostable Resins will compost in municipal or commercial composting facilities in less than 180 days as per ASTM requirements and will not leave any harmful chemical residues.
Cereplast Hybrid Resins™
Our Hybrid Resins replace 50% or more of the petroleum content in conventional plastics with renewable materials and are cost-competitive with petroleum-based resin. Hybrid Resins products can be easily used by converter clients with no additional capital investment required since our bio-resins can run on existing equipment and can be processed at a lower manufacturing temperature than petroleum-based plastics. Our Hybrid Resins have properties similar to traditional polyolefins in the following areas: heat deflection temperature; modulus and impact strength. Our Hybrid Resins are an effective, affordable alternative for brand owners and converters interested in replacing petroleum-based resins and can be used in a variety of applications and markets, including automotive, consumer electronics, medical, cosmetic packaging, furniture, and construction.
Hybrid Resins were introduced in October 2007 and since then over 50 companies have requested samples for testing. Our Hybrid Resins, received the inaugural AUTOPLAST SPEICON Award, which recognized us for our contribution to the automotive industry and our work on Biopropylene™. We have also been included in several plastics industry trade publications, which highlight the performance, cost and environmental benefits of the new resin. We are one of only a few of companies offering bioplastics as substitutes for petroleum-based plastics in a wide range of market applications.
Sales and Marketing
Our sales strategy is to work closely with converters and brand owners to educate on the benefits of bioplastics. We have developed products that deliver performance comparable or better than petroleum-based plastics at competitive prices and we are working with our converter customers to increase end-user demand.
To achieve our objective of establishing our Compostable Resins as the preferred bio-based material for plastic converters, we intend to engage in the following marketing strategies:
•	Develop resins for use in products which deliver comparable or greater performance, are competitively priced and offer environmental advantages as compared to traditional petroleum-based alternatives
•	Prove manufacturability and economics of foodservice packaging and other finished goods produced utilizing our resins
•	Assist our converter customers with end-user customer demand as well as product performance and positioning
•	License our resin technology to strategic manufacturing partners to manufacture, market, distribute and sell plastics manufactured with our resin technology
We have focused our sales efforts on commercializing our bio-based resins with application in thermoforming, injection molding and extrusion coating. Those resins have received the greatest interest from our converting customers, have the broadest application range and are the most competitive in terms of price and physical properties to the petroleum based alternative. To date we have developed formal relationships with 5 of the top 6 thermoforming converters in the United States for packaging and single use disposable products, which account for 75% of the total thermoforming production in the United States. We also have ongoing relationships with over 60 additional customers and over 68 different products have been made using our resin.
The Company continues to work towards contracts with recognizable Tier 1 brand owners.
Manufacturing
Our manufacturing process for creating both Compostable and Hybrid Resins consists of blending the component ingredients of a proprietary composite material in various industrial mixers, then processing such ingredients through heat and extrusion with a custom designed extruder installed at our facility. The resins are subject to crystallization and drying and are packaged at the facility. We use readily available natural raw materials, such plant starches, as well as natural polymers such as Poly Lactic Acid (PLA) for the Compostable Resins and traditional synthetic polymers for the Hybrid Resins. All the ingredients are blended in specific percentages according to patented formulations and are processed on traditional equipment using proprietary technology.
Since our resins are engineered from readily available, low-cost natural raw materials such as plant starches, we believe our products can be manufactured cost-effectively at commercial production levels without being negatively impacted by the fluctuating price of fossil fuels. Over the past several years, we have devoted resources to develop finished products and to demonstrate the commercial viability of our resins. Starting in the fourth quarter of 2006, we started to produce commercial amounts of resins on our production lines and have successfully demonstrated that our proprietary resins can be processed on conventional equipment.

We currently manufacture our bio-based resins at a single 55,000 square foot facility in Hawthorne, California. The Hawthorne facility is comprised of three manufacturing lines, a research and development line, a lab area for resin testing, and a logistic area with storage for raw materials and bio-based resins, as well as our corporate headquarters. Our production lines are versatile and can produce both Compostable and Hybrid Resins with minimal retooling or set-up time. Our conservative estimated name-plate production capacity by resin by line is estimated as follows:

	Annual Compostable Resin Production Rate	Annual Hybrid Resin Production Rate
Production Line 1	9,600,000	3,200,000
Production Line 2	11,200,000	2,800,000
Production Line 3	17,600,000	3,200,000

Total	38,400,000	9,200,000

We recently leased a facility and site in Seymour, Indiana, capable of producing 500 million pounds per year when it reaches full capacity. The facility is located close to many of our raw materials and will also act as a distribution hub for our products. We are targeting the Seymour facility for our Hybrid Resin line. Phase I of the development of the Seymour facility will be to add tooling capable of manufacturing approximately 50 million pounds of annual production capacity by the end of 2008.
Competition
The worldwide plastics market is large and comprised of many established players that have evolved from chemical processing of oil and natural gas in the manufacturing of non-biodegradable petroleum-based resins. There are a number of large and established companies in this segment, including BASF, Dow Chemical/Kuwait Petroleum, DuPont, and Sabic among many others. The price of conventional petroleum-based plastic is volatile and dependent on petroleum and other natural gases for manufacturing. In addition, the length of time for conventional petroleum-based plastics to biodegrade have a negative impact on the environment and contribute to the overfilling of landfills.
While a number of companies have introduced or are in the process of introducing both bio-based resins and/or compostable synthetic-based resins, including BASF, DuPont, Novamont, NatureWorks and Metabolix, we view the threat from this competition as low. Just as a wide variety of different petroleum-based polymers and resins currently serve the needs of the plastic market, we believe that the various resins and polymers offer different properties and are targeted at different applications, making them more complimentary and broadening the applications for bio-based and compostable plastics.
Our flexible manufacturing process allows us to use different bio-based polymers, as they become commercially available, to manufacture our Compostable Resins and different synthetic polymers to manufacture our Hybrid Resins. We believe that our two families of Compostable and Hybrid Resins possess broad range of physical and thermal properties, can be processed on a wide range of traditional converting equipment, and can target both single use disposable and durable goods application in a sustainable and environmentally conscious manner as an alternative to conventional petroleum-based plastics
Government Regulation
The manufacture, sale and use of our resins are subject to regulation by the U.S. Food and Drug Administration (the “FDA”). The FDA’s regulations are concerned with substances used in food packaging materials. Thus, food and beverage containers are in compliance with FDA regulations if the components used in the food and beverage containers: are approved by the FDA as indirect food additives for their intended uses and comply with the applicable FDA indirect food additive regulations or are generally recognized as safe for their intended uses and are of suitable purity for those intended uses. We believe that our resins are in compliance with all FDA requirements and do not require FDA approval prior to the sale of our products. We have retained the services of one of the most prominent law firm in the country who specializes in FDA issues. We cannot be certain, however, that the FDA will agree with their conclusions.
Research and Development
We have a well-developed research and development program that has enabled us to commercialize over 30 grades of bio-based resins. Our approach to research and development follows our corporate strategy of being a solution provider. As such, we are always working to find innovative alternatives to market demands. The primary goal of our research and development efforts is to:
•	Improve the properties and processing of our portfolio of resins
•	Broaden the processing and market applications of our resin
•	Reduce the cost of our resin to ensure that their remain competitive with fossil fuel alternatives
•	Continue to introduce and patent new resins to satisfy the demand of our converter customers
•	Explore new alternatives and source new natural raw material

Patents, Licenses and Trade Secrets
We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. In addition, we have filed for patent and trademark protection for our proprietary technology. In 2006, we were granted registration of several new trademarks in different international classes covering packaging and plastic resin, the most significant marks are Cereplast® and Nat-Ur® which have been registered in the United States and in several countries abroad.
Currently the Company has about 12 mark registrations on file. We have filed for patent protection of our proprietary resin formulation technology in the United States and abroad and were granted a patent by the U.S. Patent Office patent in 2006. In addition we acquired the exclusive rights to two other patents from University of Nebraska relating to thermoplastic starch. We have 23 additional patents pending in the United States and abroad. As we continue to refine and develop additional bio-based resin formulation, we will actively seek patent protection. We can give no assurance that any such patent will be granted for our resin technology. We rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights.
Employees
We have a total of 58 full-time employees, broken down in the following functions: 7 in sales and marketing, 5 in research and development, 3 in quality control, 30 in production and logistics and 13 in general and administrative functions. Among our staff, 8 employees hold Ph.D. or Masters degree in their respective fields. None of our employees are represented by a labor organization.
ITEM 2. DESCRIPTION OF PROPERTY
We currently maintain our executive offices and research and development facilities at 3411, & 3421-3433 West El Segundo Boulevard, Hawthorne, California 90250, and our telephone number is (310) 676-5000. These facilities consist of approximately 55,000 square feet of manufacturing space and approximately 10,000 square feet of office space. Our lease for these facilities requires that we pay $33,857 per month in rent. In November 2007, we rented an additional 30,000 square feet of logistical warehouse space, located at 19218 South Normandie Avenue, with a monthly rental total of $24,535. In January 2008, we entered into a 10-year lease agreement, for a 105,000 square feet manufacturing facility located at 2213 Killion Avenue, Seymour, Indiana. The rent expense for the Indiana facility is $25,000 per month. All facilities are in good working condition and we expect all facilities to satisfy our needs for future growth.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

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

	High	Low
First Quarter ended March 31, 2007	$0.40	$0.36
Second Quarter ended June 30, 2007	$0.59	$0.37
Third Quarter ended September 30, 2007	$0.91	$0.58
Fourth Quarter ended December 31, 2007	$0.71	$0.52
Holders
As of February 29, 2008, there were approximately 218 record holders of the Company’s common stock, not counting shares held in “street name” in brokerage accounts which is unknown. As of December 31, 2007, there were approximately 259,302,409 shares of common stock outstanding on record with the Company’s stock transfer agent, Computershare.
Dividend Policy
Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.
Recent Sale of Unregistered Securities
We have issued the following unregistered securities during the fiscal year ended December 31, 2007:
•	Through an initial private placement completed on March 10, 2007, which was made in reliance upon an exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, the Company issued 7,484,999 restricted shares of common stock for gross cash proceeds of $2,245,500.
•	Through an initial private placement completed on July 2, 2007, which was made in reliance upon an exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, the Company issued 38,341,053 restricted shares of common stock for gross cash proceeds of $14,569,600. The subscribers to the private placement were primarily comprised of institutions focused on the renewable and clean technology sectors, including UBS, Fortis Investments, Clariden Leu, Credit Suisse and Swisscanto. The shares acquired through this private placement were subsequently registered with the SEC through an SB-2 filing, which was declared effective on July 11, 2007.
Equity Compensation Plan Information
As of December 31, 2007:

	Number of shares to		Number of shares
	be issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options	outstanding options	under equity
Plan Category	and warrants	and warrants	compensation plan

Approved by security holders	—	—	—
Not approved by security holders	11,625,000	$0.56	13,375,000

Total	11,625,000		13,375,000

STOCK OPTION PLAN
GENERAL
The Stock Option Plan was adopted by the Board of Directors. The Board of Directors has initially reserved 25,000,000 shares of Common Stock for issuance under the Stock Plan. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options (“ISOs”) under Section 422 of the Internal Revenue Code of 1986 (the “Code”) or which are not (“Non-ISOs”) intended to qualify as Incentive Stock Options thereunder.
The Stock Option Plan and the right of participants to make purchases thereunder are intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). The Stock Option Plan is not a qualified deferred compensation plan under Section 401(a) of the Internal Revenue Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”).
PURPOSE
The primary purpose of the Stock Option Plan is to attract and retain the best available personnel for the Company in order to promote the success of the Company’s business and to facilitate the ownership of the Company’s stock by employees.
ADMINISTRATION
The Stock Option Plan is administered by the Company’s Board of Directors, as the Board of Directors may be composed from time to time. All questions of interpretation of the Stock Option Plan are determined by the Board, and its decisions are final and binding upon all participants. Any determination by a majority of the members of the Board of Directors at any meeting, or by written consent in lieu of a meeting, shall be deemed to have been made by the whole Board of Directors.
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
Members of the Board of Directors who are eligible employees are permitted to participate in the Stock Option Plan, provided that any such eligible member may not vote on any matter affecting the administration of the Stock Option Plan or the grant of any option pursuant to it, or serve on a committee appointed to administer the Stock Option Plan. In the event that any member of the Board of Directors is at any time not a “disinterested person”, as defined in Rule 16b-3(c)(3)(i) promulgated pursuant to the Securities Exchange Act of 1934, the Plan shall not be administered by the Board of Directors, and may only by administered by a Committee, all the members of which are disinterested persons, as so defined.
ELIGIBILITY
Under the Stock Option Plan, options may be granted to key employees, officers, directors or consultants of the Company, as provided in the Stock Option Plan.
TERMS OF OPTIONS
The term of each Option granted under the Plan shall be contained in a stock option agreement between the Optionee and the Company and such terms shall be determined by the Board of Directors consistent with the provisions of the Plan, including the following:
(a) PURCHASE PRICE. The purchase price of the Common Shares subject to each ISO shall not be less than the fair market value (as set forth in the Stock Option Plan), or in the case of the grant of an ISO to a Principal Stockholder, not less that 110% of fair market value of such Common Shares at the time such Option is granted. The purchase price of the Common Shares subject to each Non-ISO shall be determined at the time such Option is granted, but in no case less than 85% of the fair market value of such Common Shares at the time such Option is granted.
(b) VESTING. The dates on which each Option (or portion thereof) shall be exercisable and the conditions precedent to such exercise, if any, shall be fixed by the Board of Directors, in its discretion, at the time such Option is granted.
(c) EXPIRATION. The expiration of each Option shall be fixed by the Board of Directors, in its discretion, at the time such Option is granted; however, unless otherwise determined by the Board of Directors at the time such Option is granted, an Option shall be exercisable for ten (10) years after the date on which it was granted (the “Grant Date”). Each Option shall be subject to earlier termination as expressly provided in the Stock Option Plan or as determined by the Board of Directors, in its discretion, at the time such Option is granted.

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
Except as otherwise provided in the Stock Option Plan, any Option granted hereunder shall terminate in the event of a merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation of the Company. However, the Optionee shall have the right immediately prior to any such transaction to exercise his Option in whole or in part notwithstanding any otherwise applicable vesting requirements.
(f) TERMINATION, MODIFICATION AND AMENDMENT. The Stock Option Plan (but not Options previously granted under the Plan) shall terminate ten (10) years from the earlier of the date of its adoption by the Board of Directors or the date on which the Plan is approved by the affirmative vote of the holders of a majority of the outstanding shares of capital stock of the Company entitled to vote thereon, and no Option shall be granted after termination of the Plan. Subject to certain restrictions, the Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of the capital stock of the Company present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Nevada.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
CAUTIONARY STATEMENTS
This Form 10-KSB may contain “forward-looking statements,” as that term is used in federal securities laws, about Cereplast, Inc.’s financial condition, results of operations and business. These statements include, among others:
•	statements concerning the potential benefits that we may experience from its business activities and certain transactions it contemplates or has completed; and
•	statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-K. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “opines,” or similar expressions used in this Form 10-KSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent our company from achieving its stated goals include, but are not limited to, the following:
•	volatility or decline of our stock price;
•	potential fluctuation in quarterly results;
•	our failure to earn profits;
•	inadequate capital to expand its business, inability to raise additional capital or financing to implement its business plans;
•	changes in demand for our products and services;
•	rapid and significant changes in markets;
•	litigation with or legal claims and allegations by outside parties;
•	insufficient revenues to cover operating costs.
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
CURRENT OVERVIEW
We have developed and are commercializing proprietary bio-based resins based on two proprietary technologies: Cereplast Compostable ResinsTM, a renewable, ecologically sound substitute for petroleum-based plastics and Cereplast Hybrid ResinsTM, which replace 50% or more of the petroleum-based content of petroleum-based plastics with materials from renewable resources. Our resins are competitively-priced compared to petroleum-based plastic resins and can be converted into finished products on conventional manufacturing equipment without additional capital investment.
The demand for clean and renewable sources for materials, such as bioplastics, and the demand for non-petroleum-based products are being driven globally by a variety of factors. These factors include fossil fuel price volatility, energy security and harmful levels of pollution, greenhouse gases and concerns about climate change. These factors have led to increased spending by corporations and individuals and initiatives at the local and state level, including bans of non-bio-based plastics.
We are a full-service resin solution provider uniquely positioned to capitalize on the rapidly increasing demand for sustainable and environmentally friendly alternatives to traditional plastic products.
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
RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006.
Sales
Gross sales increased by $1,511,339, or 180.6%, to $2,348,068 for the year ended December 31, 2007 compared to the year ended December 31, 2006. Net sales increased by $1,453,547 or 200.1% to $2,179,998. The sales increase can be primarily attributed to volume growth in the Company’s bioplastic resins. The difference in gross and net sales is a result of initial price discounts given to customers on multi-year supply contracts for their initial purchase commitments to assist in testing and sample production. The Company introduced commercially its Compostable Resins at the end of 2006 and the first grade of its Hybrid Resins in the fourth quarter 2007. In 2007, over 10 converter customers introduced over 60 commercial products made from the Cereplast’s bioplastic resins. As a result of successful testing and commercial product launch, some of the Company’s customers have signed multi-year supply contracts with increasing volume. Currently, only two customers accounted for more than 10% of total sales in 2007.
Gross Profit
Gross profit increased $4,419 or 5.2%, to $89,268 for the year ended December 31, 2007 compared to the year ended December 31, 2006. The gross profit margin decreased by 6.3% to 3.8% for the year ended December 31, 2007 compared to 10.1% for the year ended December 31, 2006. The increase in gross profit is directly attributable to the related increase in sales, while the decline in gross margins is primarily attributable to sales discounts of $168,070 in 2007 given to customers entering into long term supply agreements and inefficiencies in managing production volume growth. The Company has experienced over 400% production volume growth in 2007 and expects to make significant improvements in production output efficiencies on its existing three production lines.
Operating Expenses
Overall, total Operating Expenses increased by $8,597,409 or 251.6%, to $12,0145,541 for the year ended December 31, 2007 compared to the year ended December 31, 2006.

Operating expenses consist principally of salaries (both cash and non-cash stock based compensation), non cash financing discount costs, professional fees (including legal, accounting, patent related, government compliance) and research and development.
Salaries include all cash and non-cash compensation and related costs for all principal functions including executive, finance, accounting, sales, research and development, production, and human resources. Cash compensation for 2007, increased by $1,343,922 as a result of increased staff relating to the commercialization of the Company’s technology and head count increases across all departments. Non-cash compensation increased as a result of the Company’s first issuance of employee stock option to its employees under the 2004 employee stock option plan. The Company issued to various employees a total of 11,625,000 options valued at $1,887,515 and 2,309,617 restricted shares valued at $1,205,994.
Non-cash financing discount expense can be attributed to the termination of the $10,000,000 private equity line of credit entered on February 13, 2006, with Cumorah Capital, Inc., with a commitment period of twenty-four months. A commitment fee of 5,000,000 shares was paid by the Company at time of closing (valued at $3,350,000) and was being amortized over the life of the loan based on the amount of capital drawn Over the life of the equity line of credit, the Company drew $2,755,000 in exchange for 6,586,493 shares, with the last draw occurring in the second quarter of 2007. On December 31, 2007, management determined that it would not be drawing additional amounts under this financing arrangement and as such expensed the remaining commitment fee of $2,427,075.
Research and development expenses consist of costs associated with research activities, as well as costs associated with our resin development efforts. In 2007, we increased our commercially available grades of Compostable Resins to 30 formulations and introduced a new family of bioplastic resins, the Hybrid Resins, targeted at durable good applications.
Net Loss
Net loss increased by $8,294,482 or 245.1%, to $11,678,235 for the year ended December 31, 2007 compared to the year ended December 31, 2006. This increase in net loss was a result of increased operating costs. Currently operating costs exceed revenue as the Company has just introduced its resins commercially. We cannot assure when or if revenue will exceed operating costs.
Liquidity and Capital Resources
We had net cash of $8,666,606 at December 31, 2007 as compared to $205,023 at December 31, 2006.
We had positive working capital (i.e. the difference between current assets and current liabilities) of $10,083,658 at December 31, 2007, as compared to negative working capital of $190,725 at December 31, 2006. The increase in working capital was due to increased cash position resulting from capital raised in 2007, offset by an increase in inventory purchases as a result of sales growth.
During the year ended December 31, 2007, we used $4,754,839 of cash for operating activities, as compared to $2,378,840 during the year ended December 31, 2006. The increase in the use of cash for operating activities was a result of growth associated with increasing staff and the commercialization and production of our bioplastic resins.
Cash used in investing activities to purchase equipment during the year ended December 31, 2007 was $1,418,680 compared to $965,334 during the year ended December 31, 2006. Capital Expenditures increased during 2007 as the Company finalized its production expansion plan at its California manufacturing facility. The California manufacturing facility currently has three operational resin production lines and a laboratory line with a total annual production capacity of approximately 38,400,000 pounds.
Cash provided by financing activities relating to the issuance of shares of common stock during the year ended December 31, 2007 was$15,313,215 as compared to $2,653,750 during the year ended December 31, 2006.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by Item 7 appears at Page F-1, which appears after the signature page to this report.
ITEM 8. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and our principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 8A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our CEO and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO and our principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that material information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.
Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.
Our management, with the participation of the CEO, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.
ITEM 8B. OTHER INFORMATION
None.

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
Our directors and executive officers are as follows:

Name	Age	Position
Frederic Scheer	53	President, CEO and Founder
Stephan Garden	34	Senior Executive Vice President - Finance & Business Dev.
William Kelly	62	Senior Vice President Technology
Charles Hoop	35	Senior Vice President, Operations Control
Shriram Bagrodia	55	Senior Vice President R&D Blends & Chemistry
Michael Muchin	38	Vice President Sales
Thomas Bash	46	Vice President Process & Engineering
Margaret McMurray	60	Chief Administrative Officer
Petros Kitsos (1)		Director
Jacques Vincent (1)		Director
(1) Mr. Kitsos was appointed to the Board of Directors on August 8, 2007 and replaces Mr. Jensen. Mr. Vincent was appointed to the Board on January 1, 2008 and replaces Mr. Altounian, who resigned from the Board of Directors on January 23, 2008.
FREDERIC SCHEER, our President, CEO and Founder, became involved in the biodegradable plastics industry in 1994 through Montedison SpA, a large chemical conglomerate operating Novamont SpA, an Italian resin manufacturer and research company. Foreseeing that the demand for biodegradable products in North America would expand rapidly by the end of the decade, Scheer created the Biodegradable Products Institute (BPI), and this non-profit organization has quickly become the largest biodegradable association in the world, with more than 40 members, including BASF, DuPont, Georgia Pacific, NatureWorks, Dow and Eastman. Prior to his involvement in the biodegradable industry, Scheer was a merchant banker in Europe. He holds a Doctor of Laws from the University of Paris, a Master Degree in Finance and a Masters Degree in Political Science from Institut d’Etudes Politiques, Paris, France. Scheer, a US citizen, is fluent in French, Spanish, Italian and English.
STEPHAN GARDEN, Senior Executive Vice President Finance and Business Development. Mr. Garden leads financial management and reporting for Cereplast as well as business strategy and execution. Before joining Cereplast, Garden was part of the investment team at Allied Capital, a $4.0 billion leveraged buyout fund focused on middle market debt and equity investments. Prior to joining Allied Capital, Garden was Vice President in the Financial Entrepreneur’s Group of Citigroup’s Global Investment Bank. In both of his previous positions, Garden provided guidance to various senior management teams across a broad spectrum of industries on operating, budgeting, capital markets, M&A and divestiture decisions. Garden holds a Master of Business Administration degree from Columbia Business School and Bachelor of Science degree from Boston University.
WILLIAM KELLY, Senior Vice President of Technology. Mr. Kelly is a specialist in polymer product development, with 26 years of related industrial experience innovating new thermoplastic materials, which have been useful for serving demanding applications. Kelly led technical efforts to develop fiber forming polylactide material with a unique property set for Chronopol. Kelly also established process parameters for numerous grades of polylactic acid polymers. Kelly planned and directed activities leading to product commercialization for over 50 new polymer systems and products to meet customer needs. Kelly also developed many diverse forms of polylactic acid polymers and co-polymers — both low and high molecular weight. Kelly innovated and enhanced processing parameters for polylactic acid resin with revised material reformulations, which improved processing via fiber forming, injection molding, blow molding, film extrusion, and foam processing. Kelly invented and qualified the RADEL R7000, polyethersulfone product line at Boeing and other airframe companies, which exceeding all FAA and industry requirements for performance. He transformed AMODEL PPA resin into palatable material using existing ABS plating technology maintaining high heat capability. Kelly qualified and produced both amorphous and semi-crystalline polymers for many diverse customer applications. He has originated 20 patent applications with six issued, participated in numerous technical trials and presented papers worldwide.
CHARLES HOOP, Senior Vice President, Operations Control. Hoop leads operations control for Cereplast including the establishment and control of Cereplast’s infrastructure and operations globally. Prior to joining Cereplast, Hoop was a Director at UBS Investment Bank, responsible for the strategic sourcing and contract negotiations of $250 million of data center, energy and telecommunications spending for the bank in Europe, Asia and North America. Hoop was also a co-founder of a sales and distribution company based in Vietnam that markets industrial, construction and consumer goods throughout Indochina. This included negotiating representation agreements with Global Fortune 100 companies, regional manufacturers and commodities suppliers as well as developing and controlling integrates sales, marketing and distribution programs. Hoop holds a Master of Business Administration from Columbia Business School and a Bachelor of Science from Miami University

SHRIRAM BAGRODIA, PhD., Senior Vice President, R&D Blends & Chemistry. Dr. Bagrodia leads Research and Development functions on blends and chemistry at Cereplast, including Intellectual Capital Management. Dr. Bagrodia brings more than 30 years of experience in the field of Polymers/Materials research. Prior to joining Cereplast, Dr. Bagrodia was Senior Research Associate at Eastman Chemical Company where he was responsible for developing new products, processes, and applications. At Eastman, Dr. Bagrodia received over 50 US patents. Dr. Bagrodia is a “Fellow” member of the Society of Plastics Engineers (SPE) and received SPE 2005 Engineering/Technology award. Dr. Bagrodia holds a PhD from Virginia Tech, M.S. from Princeton University, and B.S, from IIT, Kanpur, India, all in Chemical Engineering.
MICHAEL MUCHIN, Vice President — Sales. Mr. Muchin joined Cereplast in October of 2006 and has over 14 years of experience in operations and sales working for Acutek and Scapa. Most recently Muchin was Vice President of Scapa Medical, a global manufacturer of specialty thermoplastic films and adhesive coated products. Muchin was directly involved in key account management, and directly guided the efforts of a global sales and marketing team. Muchin received a BS from UCLA.
THOMAS BASH, PhD., Vice President — Process & Engineering. Mr. Bash is the Vice President of Process & Engineering. Prior to joining Cereplast, Bash was the Technical Director at Ametek Westchester Plastics in Nesquehoning, Pennsylvania. Bash’s industrial interests are in the fields of reactive compounding, twin screw extruder design, bioplastics processing, and polymer reaction engineering. Mr. Bash has worked for Welding Engineers in Blue Bell, Pennsylvania, as the Director of Compounding Technology; and as a Materials Development Engineer for Golden Technologies Company in Golden, Colorado. Bash has consulted for various clients in industry and government, including work he did with National Renewable Energy Lab to help develop a process to depolymerize nylon from waste carpet using a counter rotating, non-intermeshing twin screw extruder. Bash has worked in bioplastics processing since 1993. Bash received B.S. degree in Chemical Engineering from Drexel University, and M.S. and PhD degrees from Lehigh Univeristy, where he worked in the Emulsion Polymers Institute. Mr. Bash is a member of the Society of Plastics Engineers and the American Chemical Society. Bash has authored chapters in reference books used in the polymer industry, and has presented papers at national conferences on various topics related to polymer processing.
MARGARET McMURRAY, Chief Administrative Officer. Ms. McMurray joined Cereplast in June of 2006 and has over 30 years of experience in operations primarily in administrative management services to a variety of corporations and government agencies. McMurray was recently promoted to her current position of Chief Administrative Officer and oversees Cereplast’s administrative functions by providing administrative direction, supervision and support to the staff pertaining to Human Resources, Property Management and Purchasing, as well as coordinating the duties of the office staff and general operation of the administrative offices. Prior to joining Cereplast, McMurray spent ten years performing administrative duties for Conwell Shonkwiler’s & Associates. McMurray background also includes advising the Directors of the U. S Information Services offices in Bogota, Colombia and Jakarta, Indonesia on government procedures pertaining to administrative and management matters.
INDEPENDENT DIRECTORS
PETROS KITSOS, Director. Mr. Kitsos is the managing principal of TBL Strategy/TBL, LLC in Los Angeles, a strategic firm providing a unique suite of professional services to diversified industrial companies designed to facilitate strategy formulation and execution, and to illuminate and solve challenges facing industry, investors and government. Prior to his establishing TBL Strategy, Kitsos had a distinguished 16 year career in investment banking with Citigroup and the predecessor companies where among other duties he was Citigroup’s Head of Western Region Mergers & Acquisitions, Head of Global Aerospace Group, Co-Head of Los Angeles Corporate Finance. As Citigroup’s Managing Director of Investment Banking, Kitsos oversaw mergers, acquisitions and divestitures in the Western Region. Kitsos is a Phi Beta Kappa graduate of Hamilton College where he currently serves on the Board of Trustees and holds an MBA with honors from Harvard Business School.
JACQUES VINCENT, Director. Mr. Vincent was recently named vice chairman and advisor to the chairman and previously served as the vice chairman and chief operating officer at Groupe Danone. Vincent began his career with Danone in 1970 and has since held various financial and overall management positions within the company. Vincent is a graduate engineer of the Ecole Centrale, Paris, holds a bachelor’s degree in economics from Paris University and a Master’s of Science from Stanford University. In addition to Vincent’s position at Groupe Danone, he is also the Chairman of Daniel Carasso Research Center and Ecole Normale Superieure de Lyon, and board member of Syngenta in Switzerland and Yakult Honsha in Japan.
BOARD COMMITTEES
AUDIT COMMITTEE
The audit committee of the board of directors reviews the internal accounting procedures of our company and consults with and reviews the services provided by our independent accountants. The audit committee consisted of Messrs. Jensen and Altounian, both of whom are considered to be independent. The audit committee held three meetings in 2007. Mr. Altounian served as the financial expert on the Audit Committee. Mr. Jensen resigned from the Board of Directors on August 8, 2007 and Mr. Altounian resigned from the Board of Directors on January 23, 2008. Until new directors are appointed to the Audit Committee, Mr. Scheer, Chairman of the Board, shall serve as the interim Chairman of the audit committee.

COMPENSATION COMMITTEE
The compensation committee of the board of directors:
•	Reviews and recommends to the board the compensation and benefits of our executive officers;
•	Administers our stock option plans and employee stock purchase plan; and
•	Establishes and reviews general policies relating to compensation and employee benefits.
The compensation committee consists of Mr. Scheer. No interlocking relationships exist between the board of directors or compensation committee and the board of directors or compensation committee of any other company. During the past fiscal year the compensation committee had no meetings.
DIRECTOR COMPENSATION
Our directors did not receive any cash or other compensation in 2007 for their service as members of the Board of Directors, although they were reimbursed for travel and lodging expenses in connection with attendance at Board meetings. For 2008, Directors will receive a total of 1,000,000 shares of restricted Cereplast stock over 3 years, subject to a vesting agreement.
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
SUMMARY COMPENSATION TABLE

							Change in Pension
							Value and
							Non-Qualified
						Non-Equity	Deferred
						Incentive Plan	Compensation	All Other
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
Frederic Scheer, CEO	2007	$223,278	—	$198,327	—	—	—	—	$421,605
	2006	$163,000	—	—	—	—	—	—	$163,000
	2005	$66,250	—	—	—	—	—	—	$66,250
Stephan Garden, SVP Finance & Bus. Dev.	2007	$157,732	—	$327,133	$1,022,912	—	—	—	$1,507,777
	2006	$54,000	—	$341,750	—	—	—	—	$395,750
William Kelly, SVP Technology (1)	2007	$113,028	—	$34,488	$192,226	—	—	—	$288,752
	2006	$78,250	—	$56,250	—	—	—	—	$134,500
Michael Muchin, VP Sales	2007	$119,063	—	$76,279	$147,315	—	—	—	$342,657
	2006	$25,386	—	—	—	—	—	—	$25,386
Shriram Bagrodia, SVP R&D Blend & Chemistry (2)	2007	$54,778	—	$18,394	$147,315	—	—	—	$220,487
Thomas Bash , VP Process & Engineering(3)	2007	$83,480	—	$9,197	$102,418	—	—	—	$177,273
Charles Hoop, SVP Operations Control (4)	2007	$29,555	—	$167,583	$147,315	—	—	—	$344,453
Margaret McMurray, Chief Administrative Officer	2007	$54,486	—	$2,670	$22,754	—	—	—	$79,910
	2006	$22,148	—	—	—	—	—	—	$22,148

(1)	William Kelly became a full time employee on July 1, 2007; as such his compensation also reflects consulting fees paid by Cereplast in 2007 and 2006. His 2007 annual base salary is $140,000.

(2)	Shriram Bagrodia became a full time employee on July 23, 2007. His annual base salary is $140,000.

(3)	Charles Hoop became full time employee on September 27, 2007. His annual base salary is $140,000.

(4)	Tom Bash became full time employee on July 1, 2007; as such his compensation also reflects consulting fees paid by Cereplast in 2007. His annual base salary is $105,000.

DIRECTOR COMPENSATION
The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year end December 31, 2007.

Change in Pension
	Fees Earned			Non-Equity	Value and Nonqualified
	or Paid in		Option	Incentive Plan	Deferred Compensation	All Other
Name	Cash	Stock Awards	Awards	Compensation	Earnings	Compensation	Total
Brian Altounian (1)	—	—	—	—	—	—	—
Reylen Jensen (1)	—	—	—	—	—	—	—

(1)	Mr. Altounian resigned from the Board of Directors on January 23, 2008 and was replaced by Jacques Vincent. Mr. Jensen. Resigned from the Board of Directors on August 8, 2007 and was replaced by Mr. Kitsos
Historically, we did not pay directors compensation for their service. Starting in 2008, Mr. Kitsos and Mr. Vincent will receive 1,000,000 shares of Cereplast restricted stock as compensation over a 3 year period and subject to a vesting agreement.
EMPLOYMENT AND OTHER AGREEMENTS
We have entered into the following agreements with our executive officers:
•	In November 2006, we entered into an Employment Agreement effective January 1st, 2007 with our Chief Executive Officer by which he has agreed to serve as CEO for a period of five (5) years. He is entitled to a yearly cash compensation of $400,000 but has agreed to substitute part of his cash compensation in restricted stock until the cash flow of the company will permit.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our common stock as of March 6, 2008. The information in this table provides the ownership information for:
•	each person known by us to be the beneficial owner of more than 5% of our Common Stock;
•	each of our directors;
•	each of our executive officers; and
•	our executive officers and directors as a group.
Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common stock beneficially owned and percentage ownership is based on 265,177,409 shares outstanding on March 6, 2008, and assuming the exercise of any options or warrants or conversion of any convertible securities held by such person, which are presently exercisable or will become exercisable within 60 days after March 6, 2008.

Name	Number of Shares Beneficially Owned	Percent of Class
Frederic Scheer	113,959,336	43.0%
Stephan Garden	4,613,599	1.7%
William Kelly	1,717,620	*
Charles Hoop	794,006	*
Shriram Bagrodia	529,842	*
Michael Muchin	677,461	*
Thomas Bash	348,254	*
Margaret McMurray	72,667	*
Petros Kitsos (1)	—	*
Jacques Vincent (1)	—	*

All officers and directors as a group (10 people)	122,712,785	46.3%

*	Less than one percent

(1)	Officer and/or director of our Company.

(2)	Mr. Scheer beneficially owns such shares jointly with his wife, Jocelyne Scheer.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None.

ITEM 13. EXHIBITS

Exhibit
Number	Description

3.1	Articles of Incorporation. (1)

3.2	Certificate of Amendment to the Articles of Incorporation dated February 26, 2003 (1)

3.3	Certificate of Amendment to the Articles of Incorporation dated July 19, 1004 (1)

3.4	Certificate of Amendment to the Articles of Incorporation dated March 18, 2005 (1)

3.5	Bylaws (1)

4.1	Form of Subscription Agreement used in connection with private offering dated April 2005 (2)

4.2	Stock Option Plan(2)

4.3	Form of Subscription Agreement used in connection with private offering of 872,000 shares of common stock(2)

4.4	Periodic Equity Investment Agreement dated February 13, 2006 between the Company and Cumorah Capital, Inc. (4)

4.5	Registration Rights Agreement dated February 13, 2006 between the Company and Cumorah Capital, Inc. (4)

4.6	Letter Agreement dated March 31, 2006 by and between the Company and Cumorah Capital, Inc. (5)

10.1	Sale and Purchase Agreement entered between the Company and Cargill Dow LLC(2)

10.5	Lease entered with El Segundo/Yukon Partners LLC (3)

10.6	Promissory Note in the amount of $100,000 in the name of Wings Fund Inc. (3)

10.7	Promissory Note in the amount of $50,000 in the name of Yanosan Group (3)

10.8	Form of Subscription Agreement used in connection with private offering of 38,341,053 shares of common stock (6)

14.1	Code of Ethics(1)

31.1	Certification of the Chief Executive Officer and the Principal Accounting/Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the SVP Finance and Business Development pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Principal Accounting/Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the SVP Finance and Business Development pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated July 5, 2005

(2)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 26, 2005

(3)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated September 21, 2005

(4)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated February 14, 2006

(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission dated December 21, 2006

(6)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated July 6, 2007

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2007 and 2006, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $100,500 and $27,800, respectively.
Tax Fees. We incurred fees to auditors of $1,470 and $570, respectively, for tax compliance, tax advice and tax compliance services during the fiscal years ended December 31, 2007 and 2006.
The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned on March 14, 2007, thereunto duly authorized.

CEREPLAST, INC.
By:	/s/ Frederic Scheer
Frederic Scheer
Chief Executive Officer, Principal Financial/Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Frederic Scheer
Frederic Scheer,
President, Chief Executive Officer, Principal Financial/Accounting Officer and Director

By:	/s/Jacques Vincent
Jacques Vicent, Director

By:	/s/Petros Kitsos
Petros Kitsos, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Cereplast, Inc.
Hawthorne, California
We have audited the balance sheets of Cereplast, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cereplast, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assertion about the effectiveness of Cereplast, Inc.’s internal control over financial reporting as of December 31, 2007 included in the accompanying Form 10-KSB and, accordingly, we do not express an opinion thereon.
By: /s/ HJ Associates & Consultants, LLP
HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 12, 2008

CEREPLAST, INC.
BALANCE SHEETS

ASSETS	12/31/2007	12/31/2006

Current Assets
Cash	$8,593,714	$205,023
Accounts Receivable, Net	431,020	132,470
Inventory	1,827,667	976,079
Prepaid Expenses and Other Current Assets	67,590	48,059

Total Current Assets	10,919,991	1,361,631

Property and Equipment
Property and Equipment	2,847,956	1,429,276
Accumulated Depreciation	(596,361)	(227,794)

Net Property and Equipment	2,251,595	1,201,482

Other Assets
Restricted Cash	72,892	—
Investments	500	500
Intangibles, Net	18,721	23,841
Deposits	30,478	26,344

Total Other Assets	122,591	50,685

Total Assets	$13,294,177	$2,613,798

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$600,289	$766,950
Other Payable	146	901
Accrued Expenses	152,947	52,318
Credit Line	—	47,468
Other Notes Payable	—	617,666
Capital Leases, Current Portion	71,812	56,640
Loan Payable, Current Portion	11,139	10,413

Total Current Liabilities	836,333	1,552,356

Long-Term Liabilities
Captial Leases	87,440	110,212
Loan Payable	3,874	15,016

Total Long-Term Liabilities	91,314	125,228

Total Liabilities	927,647	1,677,584

Shareholders’ Equity
Preferred Stock, $0.001 par value 5,000,000 authorized preferred shares, none issued and outstanding	—	—
Common Stock, $0.001 par value; 495,000,000 authorized shares; 259,302,409 shares & 203,265,601 shares issued and outstanding respectively	259,302	203,267
Additional Paid in Capital	28,730,547	8,718,157
Deferred Equity Offering Cost	—	(3,040,125)
Retained Earnings/(Deficit)	(16,623,319)	(4,945,085)

Total Shareholders’ Equity	12,366,530	936,214

Total Liabilities and Shareholders’ Equity	$13,294,177	$2,613,798

The accompanying notes are an integral part of these financial statements.

CEREPLAST, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended
	12/31/2007	12/31/2006
GROSS SALES	$2,348,068	$836,729
Sales Discounts, Returns & Allowances	(168,070)	(110,278)

NET SALES	2,179,998	726,451

COST OF SALES	2,090,730	641,602

GROSS PROFIT	89,268	84,849

OPERATING EXPENSES
Depreciation and Amortization	373,687	147,820
Financing Discount Costs	3,243,460	412,653
Marketing Expense	252,275	358,242
Professional Fees	856,705	413,115
Rent Expense	367,276	168,359
Research & Development	321,450	155,409
Salaries & Wages	2,027,539	683,617
Salaries & Wages - Stock Based Compensation	3,142,477	444,512
Other Operating Expenses	1,429,672	633,405

TOTAL OPERATING EXPENSES	12,014,541	3,417,132

LOSS FROM OPERATIONS BEFORE OTHER
INCOME (EXPENSES)	(11,925,273)	(3,332,283)

OTHER INCOME (EXPENSES)
Interest Income	285,083	6,203
Interest Expense	(38,045)	(57,673)

	247,038	(51,470)

LOSS BEFORE PROVISIONS FOR TAXES	(11,678,235)	(3,383,753)

Provision for Taxes	—	—

NET LOSS	$(11,678,235)	$(3,383,753)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.02)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	238,393,888	199,013,795

The accompanying notes are an integral part of these financial statements.

CEREPLAST, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Additional	Def. Equity	Accumulated	Subscribed
	Shares	Amount	Shares	Amount	Paid-In Capital	Offering Cost	Deficit	Stock	Total

Balance, December 31, 2005	183,913,262	$183,914	—	$—	$2,108,611	$—	$(1,561,331)	$(105,000)	$626,194

Issuance of common stock for cash. Stock price ranging from $.05 per share to $1.27 per share	12,994,513	12,995	—	—	2,535,755	—	—	—	2,548,750

Amortization of financing discount cost	—	—	—	—	102,778	—	—	—	102,778

Amortization of deferred equity offering costs	—	—	—	—	—	309,875	—	—	309,875

Issuance of common stock as compensation. Stock price ranging from $0.43 per share to $0.80 per share	766,075	766	—	—	454,355	—	—	—	455,121

Issuance of common stock for 3rd party services. Stock price ranging from $0.43 per share to $0.80 per share	225,357	225	—	—	119,775	—	—	—	120,000

Issuance of common stock to Cumorah for commitment on equity line of financing	5,000,000	5,000	—	—	3,345,000	(3,350,000)	—	—	—

Subscrition of subscribed stock received	—	—	—	—	—	—	—	105,000	105,000

Cancellation of shares previously issued for services	(678,106)	(678)	—	—	678	—	—	—	—

Issuance of common stock for conversion of note payable to Yanosan	1,045,000	1,045	—	—	51,205	—	—	—	52,250

Net loss for the year ended December 31, 2006	—	—	—	—	—	—	(3,383,753)	—	(3,383,753)

Balance, December 31, 2006	203,266,102	203,267	—	—	8,718,157	(3,040,125)	(4,945,084)	—	936,215

Issuance of common stock for cash. Stock price ranging from $0.30 per share to $0.41 per share	50,994,697	50,995	—	—	18,594,105	—	—	—	18,645,100

Amortization of financing discount cost	—	—	—	—	203,335	—	—	—	203,335

Amortization of deferred equity offering costs	—	—	—	—	—	3,040,125	—	—	3,040,125

Issuance of common stock as compensation. Stock price ranging from $0.40 per share to $0.70 per share	2,309,617	2,309	—	—	1,203,685	—	—	—	1,205,994

Issuance of stock options under employee stock option plan	—	—	—	—	1,887,515	—	—	—	1,887,515

Issuance of common stock for 3rd party services. Stock price ranging from $0.36 per share to $0.91 per share	2,731,993	2,731	—	—	1,455,635	—	—	—	1,458,366

Stock Offering Costs	—	—	—	—	(3,331,885)	—	—	—	(3,331,885)
Net loss for the year ended December 31, 2007	—	—	—	—	—	—	(11,678,235)	—	(11,678,235)

Balance, December 31, 2007	259,302,409	$259,302	—	$—	$28,730,547	$—	$(16,623,319)	$—	$12,366,530

The accompanying notes are an integral part of these financial statements

CEREPLAST, INC.
STATEMENT OF CASH FLOWS

	For the Years Ended
	12/31/2007	12/31/2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,678,235)	$(3,383,753)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and Amortization	373,687	147,820
Financing Discount Costs	3,243,460	412,653
Common Stock Issued for Services	4,551,875	575,121
(Increase) Decrease in:
Accounts Receivable	(298,549)	(85,508)
Inventory	(851,587)	(685,975)
Employee Advances	—	1,300
Deposits	(4,134)	(3,907)
Prepaid Expenses	(19,531)	124,627
Increase (Decrease) in:
Accounts Payable	(166,661)	537,548
Other Payables	(755)	(5,918)
Accrued Expenses	95,591	(12,848)

NET CASH USED IN OPERATING ACTIVITIES	(4,754,839)	(2,378,840)

NET CASH USED IN INVESTING ACTIVITIES:
Purchase of Property and Equipment, and Intangibles	(1,418,680)	(965,334)

NET CASH USED IN INVESTING ACTIVITIES	(1,418,680)	(965,334)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances/(Payments) on Shareholder Loans	(362,628)	—
Advances/(Payments) on Credit Lines	(47,468)	(20,161)
(Payments) on Capital Leases	(71,252)	(42,196)
Proceeds from Capital Leases	63,651	—
Advances/(Payments) on Notes Payable	(250,000)	451,317
Advances/(Payments) on Term Loan Payable	(10,416)	—
Proceeds from Issuance of Common Stock	15,313,215	2,653,750

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,635,102	3,042,710

NET INCREASE IN CASH	8,461,583	(301,464)

CASH, BEGINNING OF PERIOD	205,023	506,487

CASH, END OF PERIOD	$8,666,606	$205,023

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
During the twelve months ended December 31, 2007, the Company issued 5,168,645 shares in exchange for gross proceeds of $1,830,000 in advance on its Equity Line of Financing and 45,826,052 shares in exchange for gross proceeds of $16,815,100 under various private placements. The Company also incurred equity offering costs of $3,040,125 related to the equity line of financing and paid $3,331,885 in stock offering costs. During the twelve months ended December 31, 2006, the Company issued 1,417,848 shares in exchange for a $925,000 advance on its Equity Line of Financing. The Company paid $38,045 and $40,057 respectively in cash for interest expense and $0 for taxes in 2007 and 2006.
SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
During the twelve months ended December 31, 2007, the Company issued 2,309,617 shares to various employees as non-cash compensation valued at $1,205,994 and 2,731,993 shares for services valued at $1,458,366. During fiscal year ending December 31, 2007, the Company also issued stock options to various employees, value at $1,887,515. During the twelve months ended December 31, 2006 the Company issued 5,000,000 shares to secure its Equity Line of Financing, 991,432, valued at $575,121 for services and cancelled 678,106 shares and converterd a related party note into 1,045,000 shares.
The accompanying notes are an integral part of these financial statements.

CEREPLAST, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
1. ORGANIZATION AND LINE OF BUSINESS
Organization
Cereplast, Inc. (the “Company”) was incorporated in the state of Nevada on September 29, 2001. The Company, based in Hawthorne California, began commercial operations January 1, 2002 to provide products and services for biodegradable packaging and organic waste systems in the food service and beverage industries. In 2005, the Company started to re-direct its operations toward bioplastic resins manufacturing.
Line of Business
The Company has developed and is commercializing proprietary bio-based resins based on two proprietary technologies: Cereplast Compostable™ Resins, a renewable, ecologically sound substitute for petroleum-based plastics and Cereplast Hybrid Resins™, which replace 50% or more of the petroleum-based content of petroleum-based plastics with materials from renewable resources. Our resins are competitively-priced compared to petroleum-based plastic resins and can be converted into finished products on conventional equipment.
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
Cash and Cash Equivalent
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At various times throughout the year, the Company may have exceeded federally insured limits.
Concentration of Credit Risk
The Company had unrestricted cash, cash equivalents, and short-term investment, totaling $8,593,714 and $205,023 at December 31, 2007 and December 31, 2006, respectively. The unrestricted cash and cash equivalents are held for working capital purposes. The Company does not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of December 31, 2007 all of our investments were held in money market accounts and short-term instruments. We actively monitor changes in interest rates.
Other Concentration
During the year ended December 31, 2007, the Company had one significant supplier that accounted for 61% of total cost of goods sold and had two significant customers that accounted for 35.8% and 14.3% of total sales.
Restricted Cash
The Company has restricted cash in the amount of $72,892 at December 31, 2007 and $0 as of December 31, 2006. The restricted cash amount consists of a “Certificate of Deposit” which supports a “Letter of Credit” for various commercial operations.
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments as of December 31, 2007 and 2006, which include cash equivalents, accounts receivable, unbilled receivable, accounts payable, accrued expenses, and advances on financing from investors, approximate their fair values due to the short-term nature of these instruments.

CEREPLAST, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Accounts Receivable
The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management performs a review of the receivables past due from the customers on a monthly basis and reserves against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was $11,299 as of December 31, 2007 and 2006.
Inventories
Inventories are stated at the lower of cost (first-in, first-out basis) or market, and consists primarily of raw materials used in the manufacturing of bioplastic resins, finished bio-based resins and finished goods. As of December 31, 2007 and 2006, the inventories are as follows:

	2007	2006
Raw Materials	$1,214,519	$566,445
Bioplastic Resins	472,195	235,921
Finished Goods	126,039	149,604
Packaging Materials	14,264	21,134
Promo & Misc.	650	2,975
Work in Progress	—	—

	$1,827,667	$976,079

Property and Equipment
Property and equipment are stated at cost, and depreciation is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are between 5-7 years. Repairs and maintenance expenditures are charged to expense as incurred. Property and Equipment consist of:

	2007	2006
Equipment	$2,371,194	$1,393,048
Furniture & Fixtures	284,613	18,928
Leasehold Improvements	192,149	17,300

	2,847,956	1,429,276
Less Accumulated Depreciation	(596,361)	(227,794)

Net Property and Equipment	$2,251,595	$1,201,482

Intangibles
Intangibles are stated at cost and consist primarily of patents and trademarks. Amortization is computed on the straight-line method over the estimated life of these assets, estimated to be 5 years.

	2007	2006
Intangibles	$27,805	$27,805
Less Accumulated Amortization	(9,084)	(3,964)

Net Intangibles	$18,721	$23,841

Deferred Income Taxes
Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

CEREPLAST, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.
Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.
Revenue Recognition
The Company recognizes revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.
Marketing and Advertising
The Company expenses marketing and advertising costs as incurred. Marketing and advertising costs for the year ended December 31, 2007 and 2006 were $252,275 and $358,242, respectively.
Research and Development Costs
Research and development costs are charged to expense as incurred. These costs consist primarily of research with respect to new grades of bioplastic resins, testing of both the bioplastic resins as well as testing of finished products made from the bio-based resins. The costs for the years ended December 31, 2007 and 2006 were $321,450 and $155,409, respectively.
Stock-Based Compensation
As of January 1, 2007, the Company adopted SFAS No. 123(R), which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black Scholes Merton (“BSM”) valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS 123(R).
On March 29, 2005, the SEC published Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation be classified in the same expense line items as cash compensation. The Company has reclassified stock-based compensation from prior periods to correspond to current period presentation within the same operating expense line items as cash compensation paid to employees.
Loss per Share Calculations
The Company adopted Statement of Financial Standards (“SFAS”) No. 128 for the calculation of “Loss per Share”. SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the year ended December 31, 2007 and 2006 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.
Equity Line of Financing
On February 13, 2006, the Company entered into a $10,000,000 private equity line of financing agreement with Cumorah Capital, Inc. (the investor), with a commitment period of twenty-four months. Based on the amount of the advance, the Investor can purchase shares of common stock at an exchange rate equal to 90% of the market price during the pricing period. A commitment fee of 5,000,000 shares was paid by the Company at time of closing (valued at $3,350,000) and was being amortized over the life of the loan based on the amount of capital drawn. Over the life of the equity line of credit, the Company drew $2,755,000 in exchange for 6,586,493 shares, with the last draw occurring in the second quarter of 2007. On December 31, 2007, management determined that it would not be drawing additional amounts under this financing arrangement and as such expensed the remaining commitment fee of $2,427,075.

CEREPLAST, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
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
Recently Issued Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No.115 (“SFAS 159”). SFAS 159 provides companies with an option to measure, at specified election dates, certain financial instruments and other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in its financial results during each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 159 to have a material impact on its results of operations or financial condition.
In December 2007, the SEC issued Staff Accounting Bulletin No. 110 “Amendment of Topic 14, Share-Based Payment”, (“SAB 110”). SAB 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS 123R (revised 2004). The Company does not expect SAB 110 to have a material impact on its results of operations or financial condition.
3. CAPITAL STOCK
During the twelve months ended December 31, 2007, the Company issued shares of common stock as follows:
•	Through an initial private placement completed on March 10, 2007, which was made in reliance upon an exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, the Company issued 7,484,999 restricted shares of common stock for gross cash proceeds of $2,245,500.
•	Through an initial private placement completed on July 2, 2007, which was made in reliance upon an exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, the Company issued 38,341,053 restricted shares of common stock for gross cash proceeds of $14,569,600. The subscribers to the private placement were primarily comprised of institutions focused on the renewable and clean technology sectors, including UBS, Fortis Investments, Clariden Leu, Credit Suisse and Swisscanto. The shares acquired through this private placement were subsequently registered with the SEC through an SB-2 filing, which was declared effective on July 11, 2007.
•	The Company received funds of $1,830,000 under its Equity Line of Financing for 5,168,645 common stock shares issued.
•	The Company issued 5,041,610 shares of common stock valued at $2,664,360 to various employees and consultants for services rendered.
During the twelve months ended December 31, 2006, the Company issued shares of common stock as follows:
•	12,994,513 shares of common stock for cash of $2,548,750.
•	991,432 shares of common stock for services with a fair value of $575,121 and cancelled 678,106 of shares previously issued for services.
•	5,000,000 shares of common stock valued at $3,350,000 as a commitment fee related to the Company’s equity line of financing.
•	1,045,000 shares of common stock valued at $52,250 in conversion of a note payable.

CEREPLAST, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
VALUATION ASSUMPTIONS FOR STOCK OPTIONS
During the twelve months ended December 31, 2007, total stock options granted to employees were 11,625,000 with estimated total grant-date fair values of $4,481,665. The Company estimates that stock-based compensation for awards not expected to be exercised is $864,688. During the year ended December 31, 2007, the Company recorded stock-based compensation related to stock options of $1,887,515.
The fair value for each stock option granted during the twelve months ended December 31, 2007 was estimated at the date of grant using the BSM option-pricing model, assuming no dividends and the following assumptions.

Year ended
December 31,
2007
Average risk-free interest rate.	3.84%
Average expected life (in years)	5.1
Volatility	102.2%
•	Expected Volatility: The fair value of stock based payments were valued using a volatility factor based on the Company’s historical stock prices.
•	Expected Term: The Company elected to use the “simplified method” as discussed in SAB No. 107 to develop the estimate of the expected term.
•	Expected Dividend: The Company has not paid any dividends and does not anticipate paying dividends in the foreseeable future.
•	Risk-Free Interest Rate: The Company bases the risk-free interest rate used on the implied yield currently available on U.S. Treasury zero-coupon issues with remaining term equivalent to the expected term of the options.
STOCK OPTION ACTIVITY
The Company’s board of directors adopted the 2004 Employee Stock Option Plan. Under this Plan, the Board of Directors may issue incentive and non-qualified stock options to employees of the Company. Options granted under these Plans generally expire at the end of five or ten years and vest in accordance with a vesting schedule determined by the Company’s Board of Directors, usually over three years from the grant date. As of December 31, 2007, 2004 Employee Stock Option Plan, 13,375,000 shares are available for future grants under the 2004 Employee Stock Option Plan. The Company settles stock option exercises with newly issued common shares. The following is a summary of stock option activity (in thousands, except per share data):

	2007		2006
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding—beginning of year.	—	$—	—	$—
Granted at fair value	11,625	0.56	—	—
Exercised	—	—	—	—
Canceled/forfeited	—	—	—	—

Outstanding—end of year	11,625	0.56	—	—

Options exercisable at year-end	3,000	$0.56	—	$—

The following table summarizes information about stock options as of December 31, 2007 (in thousands, except per share data):

	Options Outstanding				Options Exercisable
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic		Exercise	Contract	Intrinsic
Range of Exercise Prices	Shares	Price	Life	Value	Shares	Price	Life	Value
$0.0-$0.56	11,625	$0.56	6.03	—	3,000	$0.56	4.35	—

Total unrecognized compensation costs related to non-vested awards was approximately $1,729 million as of December 31, 2007. These non-vested awards are expected to be exercised over the weighted average period of 7.81 years.

CEREPLAST, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s average stock price of $0.55 during the year ended December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. Based on the average stock price during the year ended December 31, 2007, there were no in-the-money options exercisable as of December 31, 2007.
The weighted average exercise price of options granted during the year ended December 31, 2007 was $0.56. The total fair values of the shares vested during the year ended December 31, 2007 was $1,023 million. The total intrinsic value of options exercised during the year ended December 31, 2007 was $0. The total cash received from employees as a result of employee stock option exercises during the year ended December 31, 2007 was $0.
4. REVOLVING LINES OF CREDIT
The Company has three revolving lines of credit with total availability of $75,000. As of December 31, 2007 and December 31, 2006, the borrowings under these lines were $0 and $47,468, respectively.
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
In November 2007, the Company entered into a lease agreement for office and warehouse space. The lease commenced in November 2007 with monthly rents of $18,805 and expires January 2010.
6. LOAN PAYABLE
During the year ended December 31, 2004, the Company obtained a term loan payable in the amount of $50,000, which bears interest at the rate of 6.75% per annum, and matures in 2009. The monthly payments are $984 with principal and interest. The future payments on the loan payable are as follows:

Year ending December 31,
2008	$11,139
2009	3,874

15,013
Less Current Portion of Loan Payable	(11,139)

Long Term Portion of Loan Payable	$3,874

7. INCOME TAX
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized no increase in the liability for unrecognized tax benefits, which would have been accounted for as a reduction to the January 1, 2007, balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$—
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$—

CEREPLAST, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
Included in the balance at December 31, 2007, no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2007 and 2006 the Company recognized approximately $38,045 and $57,673 in interest and penalties, respectively.
8. DEFERRED TAX BENEFIT
At December 31, 2007, the Company has available federal and state cumulative net operating loss carryforwards of ($10,191,282), which expires at dates that have not been determined.
The difference between the Company’s effective income tax rate and the statutory federal rate for the years ended December 31, 2007 and 2006 relates primarily to losses incurred for which no tax benefit was recognized, due to the uncertainty of realization. The valuation allowance was ($3,899,160 and $1,719,000) at December 31, 2007 and 2006 respectively. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to significant annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.
A reconciliation of income tax expense that would result from applying the U.S. Federal and State rate of 39% to pre-tax income from continuing operations for the years ended December 31, 2007 and 2006, with federal income tax expense presented in the financial statements is as follows:

	2007	2006
Income tax benefit computed at U.S. Federal statutory rate (34%)	$(3,960,272)	$(1,150,351)
State income taxes, net of benefit federal taxes	(582,887)	(169,313)
Meals & Entertainment	3,085	1,525
Stock for services	483,390	—
R&D	29,468	1,818
Amortization of Equity Offering Costs	1,185,649	—
Depreciation	(75,170)	—
Related Party Accruals	(4,395)	—
Accrued Interest	—	4,395
Less Valuation Allowance	2,921,132	1,311,926

Income tax expense	$—	$—

The deferred income tax benefit at December 31, 2007 and 2006 reflects the impact of temporary differences between the amounts of assets and liabilities recorded for financial reporting purposes and such amounts as measured in accordance with tax laws. The items, which comprise a significant portion of deferred tax assets and liabilities are approximately as follows:

	2007	2006
Deferred Tax Assets:
NOL Carryover	$4,710,600	$1,797,900
R&D Carryover	75,560	—
Allowance for Doubtful Accounts	4,400	—
Deferred tax Liabilities:
Depreciation	(155,400)	(78,900)
Less Valuation Allowance	(4,635,160)	(1,719,000)

Income Tax Expense	$—	$—

CEREPLAST, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
9. CAPITAL LEASE OBLIGATIONS
At December 31, 2007, capital lease obligations are as follows:

Capital lease at 20% interest, with monthly principal and interest payments of $674 due December 2008, secured by mold equipment. The purchase option at the end of the lease is $1.00.	$7,263

Capital lease at 15% interest, with monthly principal and interest payments of $513 due January 2010, secured by mold equipment. The purchase option at the end of the lease is $1.00.	10,970

Capital lease at 9.99% interest, with monthly principal and interest payments of $2,054 due May 2010, secured by MAS Computer Software. The purchase option at the end of the lease is $1.00.	50,662

Capital lease at 13% interest, with monthly principal and interest payments of $1,128 due April 2009, secured by equipment. The purchase option at the end of the lease is $1.00.	16,452

Capital lease at 29% interest, with monthly principal and interest payments of $1,369 due June 2010, secured by equipment. The purchase option at the end of the lease is $1.00.	28,893

Capital lease at 21% interest, with monthly principal and interest payments of $1,028 due November 2008, secured by equipment. The purchase option at the end of the lease is $1.00.	10,165

Capital lease at 8% interest, with monthly principal and interest payments of $505 due November 2011, secured by equipment. The purchase option at the end of the lease is $1.00.	20,493

Capital lease at 13% interest, with monthly principal and interest payments of $385 due November 2011, secured by equipment. The purchase option at the end of the lease is $1.00.	14,354

159,252
Less Current Portion	(71,812)

$87,440

Future payments on capital lease obligations are as follows:

Years ending December 31,
2008	$91,455
2009	62,598
2010	27,258
2011	9,280
2012	—

Total Payments	190,591
Less Interest Portion	(31,339)

Present Value of Future Payments	$159,252

Leased assets under capital obligations, comprised of warehouse equipment, and computer equipment is as follows at December 31, 2007:

Assets Under Capital Leases	$318,122
Less Accumulated Amortization	(123,710)

$194,412

The assets have been recorded under property and equipment, and are being amortized over the estimated lives of the assets leased. Amortization of assets leased is included in depreciation and amortization expense.

CEREPLAST, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
10. RELATED PARTY
As of December 31, 2007, the Company did not have any related party transactions as the following obligations have been satisfied:
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
11. SUBSEQUENT EVENTS
In January 2008, the Company entered into 10-year lease agreement for additional manufacturing and administration space, located at 2213 Killion Avenue, Seymour, Indiana.
The Company also entered into a “Purchase Commitment” for production equipments for the Indiana facility in the amount of $1,259,966, to be paid in five installments (20/20/20/35/5), 20% due Jan 31, 2008, 20% due March 31, 2008, 20% due April 30, 2008, 35% upon shipment, and final payment of 5% is due 30 days after installation and inspection.

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer and the Principal Accounting/Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the SVP Finance and Business Development pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Principal Accounting/Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the SVP Finance and Business Development pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.