Form 10-Q
period 2008-03-31
Cereplast Inc
filed 2008-05-14
CIK 1324759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 333-126378
CEREPLAST, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-2154289
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3411-3433 West El Segundo Boulevard
Hawthorne, California	90250
(Address of Principal Executive Office)	(Zip Code)
(310) 676-5000
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer, ” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 9, 2008: 261,717,949.

CEREPLAST, INC.
FORM 10-Q

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or the “Company” mean Cereplast, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CEREPLAST, INC.
BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$5,244,851	$8,593,714
Accounts Receivable, Net	455,203	431,020
Inventory	2,433,147	1,827,667
Prepaid Expenses	122,609	67,590

Total Current Assets	8,255,810	10,919,991

Property and Equipment
Property and Equipment	2,997,599	2,847,956
Accumulated Depreciation and Amortization	(723,978)	(596,361)

Net Property and Equipment	2,273,621	2,251,595

Other Assets
Restricted Cash	73,739	72,892
Investments	500	500
Intangibles, Net	50,882	18,721
Deposits	389,061	30,478

Total Other Assets	514,182	122,591

Total Assets	$11,043,613	$13,294,177

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$626,266	$600,289
Other Payable	1,048	146
Accrued Expenses	219,595	152,947
Capital Leases, Current Portion	69,555	71,812
Loan Payable, Current Portion	11,328	11,139

Total Current Liabilities	927,792	836,333

Long-Term Liabilities
Captial Leases	72,148	87,440
Loan Payable	971	3,874

Total Long-Term Liabilities	73,119	91,314

Total Liabilities	1,000,911	927,647

Shareholders’ Equity
Preferred Stock, $0.001 par value; 5,000,0000 authorized preferred shares	—	—
Common Stock, $0.001 par value; 495,000,000 authorized shares; 261,717,949 shares & 259,302,409 shares issued and outstanding respectively	261,718	259,302
Additional Paid in Capital	30,248,712	28,730,547
Retained Earnings/(Deficit)	(20,467,728)	(16,623,319)

Total Shareholders’ Equity	10,042,702	12,366,530

Total Liabilities and Shareholders’ Equity	$11,043,613	$13,294,177

The accompanying notes are an integral part of these financial statements.

CEREPLAST, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED
(UNAUDITED)

	Three Months Ended
	3/31/2008	3/31/2007
GROSS SALES	$913,152	$389,762
Sales Discounts, Returns & Allowances	(21,922)	(63,649)

NET SALES	891,230	326,113

COST OF SALES	778,789	270,544

GROSS PROFIT	112,441	55,569

OPERATING EXPENSES
Depreciation and Amortization	129,464	60,400
Financing Costs	—	494,000
Financing Discount Costs	—	593,329
Marketing Expense	395,572	14,848
Professional Fees	346,040	52,923
Rent Expense	264,643	47,521
Research and Development	157,098	63,951
Salaries & Wages	647,798	222,254
Salaries & Wages — Stock Based Compensation	1,512,781	—
Other Operating Expenses	583,259	273,113

TOTAL OPERATING EXPENSES	4,036,655	1,822,339

LOSS FROM OPERATIONS BEFORE OTHER INCOME(EXPENSES)	(3,924,214)	(1,766,770)

OTHER INCOME (EXPENSES)
Interest Income	86,376	30
Interest Expense	(6,571)	(10,387)

	79,805	(10,357)

LOSS BEFORE PROVISIONS FOR TAXES	(3,844,409)	(1,777,127)

Provision for Taxes	—	—

NET LOSS	$(3,844,409)	$(1,777,127)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	259,567,853	206,543,813

The accompanying notes are an integral part of these financial statements.

CEREPLAST, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	3/31/2008	3/31/2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,844,409)	$(1,777,127)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	129,464	60,400
Financing Discount Costs	—	593,329
Common Stock Issued for Services, Salaries & Wages	1,520,581	—
(Increase) Decrease in:
Accounts Receivable	(24,183)	(71,655)
Inventory	(605,480)	(384,796)
Deposits	(358,583)	—
Prepaid Expenses	(55,020)	18,913
Restricted Cash	(847)	—
Intangible/Trademarks	(34,007)	—
Increase (Decrease) in:
Accounts Payable	25,977	(220,170)
Other Payables	902	(661)
Accrued Expenses	66,648	2,497

NET CASH USED IN OPERATING ACTIVITIES	(3,178,957)	(1,779,270)

NET CASH USED IN INVESTING ACTIVITIES:
Purchase of property and equipment, and intangibles	(149,643)	(166,142)

NET CASH USED IN INVESTING ACTIVITIES	(149,643)	(166,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Leases	(17,549)	(13,515)
Payments on Notes Payable	—	(250,000)
Payments on Term Loan Payable	(2,714)	(2,538)
Proceeds from issuance of common stock and subscription receivable	—	3,575,500

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(20,263)	3,309,447

NET INCREASE IN CASH	(3,348,863)	1,364,035

CASH, BEGINNING OF PERIOD	8,593,714	506,487

CASH, END OF PERIOD	$5,244,851	$1,870,522

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
During the three months ended March 31, 2007, the Company issued 3,918,785 shares of common stock in exchange for $1,330,000 in advance on its equity line of financing. During the three months ended March 31, 2008, the Company paid $6,571 in cash for interest and in 2007, the Company paid $9,441 in cash for interest. During the three months ended March 31, 2008 and 2007 the Company did not make any income tax payments.
SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
During the three months ended March 31, 2008, the Company issued 2,415,540 shares, valued at $1,376,854 for services. The Company also recognized $143,727 of expense related to vesting of employee stock options for the three months ended March 31, 2008.
The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
1. ORGANIZATION AND LINE OF BUSINESS
Organization
We were incorporated on September 29, 2001 in the State of Nevada under the name of Biocorp North America Inc. On March 18, 2005, we filed an amendment to our certificate of incorporation to change our name to Cereplast, Inc.
Line of Business
We have developed and are commercializing proprietary bio-based resins through two complementary product families: Cereplast Compostables ResinsTM, a renewable, ecologically, sound substitute for petroleum-based plastics and Cereplast Hybrid ResinsTM, which potentially replace 50% or more of the petroleum-based content of traditional plastics with materials from renewable resources. Our resins are competitively priced compared to petroleum-based plastic resins and can be converted into finished products using conventional manufacturing equipment without additional capital investment by downstream converters.
The demand for non-petroleum based, clean and renewable sources for materials, such as bioplastics, and the demand for compostable/biodegradable products are being driven globally by a variety of factors, including fossil fuel price escalation and volatility, energy security and environmental concerns. These factors have led to increased spending on clean and renewable products by corporations and individuals as well as legislative initiatives at the local and state level.
We are a full-service resin solution provider uniquely positioned to capitalize on the rapidly increasing demand for sustainable and environmentally friendly alternatives to traditional plastic products.
We primarily conduct our operations through two product families:
•
Cereplast Compostables Resins™ are renewable, ecologically-sound substitutes for petroleum-based plastics targeting primarily single-use disposables and packaging applications. We have commercialized more than 30 grades of Compostables Resins in this product line. These resins are compatible with existing manufacturing processes and equipment making them a substitute for traditional petroleum-based resins. We commercially introduced our Compostables line in November 2006.

•
Cereplast Hybrid Resins™ potentially replace 50% or more of the petroleum content in traditional plastics with bio-based materials such as starches from plants. The Hybrid Resin line is able to offer similar properties to traditional polyolefins such as impact strength and heat deflection temperature. Hybrid Resins provide a viable alternative for brand owners and converters looking to partially replace petroleum-based resins in durable goods applications. Hybrid Resins address this need in a wide range of markets, including automotive, consumer goods, consumer electronics, medical, packaging, and construction. These resins are also compatible with existing manufacturing processes and equipment making them a substitute for traditional petroleum-based resins. We commercially introduced our first family of Hybrid Resins, Biopropylene™, in October 2007.

As of March 31, 2008, over 100 companies have requested and been provided with samples of our bioplastic resin, and 70 customers have purchased resin for trials and testing. Of these, 46 customers have advanced to prototype testing and qualification of more than 100 different product applications. Over ten customers, including Alcoa, Genpak, Innoware, Penley and Pace Industries, have commercialized and introduced over 65 different bioplastic products using our resin.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the U.S.(“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements for the year ended December 31, 2007 and notes thereto included in our Annual Report on Form 10-KSB, filed on March 17, 2008.
This summary of our significant accounting policies is presented to assist in understanding our financial statements. The financial statements and notes are representations by our management, which is responsible for their integrity and objectivity. These accounting policies conform to GAAP and have been consistently applied in the preparation of the financial statements.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements include the estimate of useful lives of property and equipment, the deferred tax valuation allowance and the fair value of stock options. Actual results could differ from those estimates.
Recently Issued Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No.115 (“SFAS 159”). SFAS 159 provides companies with an option to measure, at specified election dates, certain financial instruments and other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in its financial results during each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect SFAS 159 to have a material impact on our results of operations or financial condition.
In December 2007, the SEC issued Staff Accounting Bulletin No. 110 “Amendment of Topic 14, Share-Based Payment” (“SAB 110”). SAB 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS 123R (revised 2004). We do not expect SAB 110 to have a material impact on our results of operations or financial condition.

Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. At various times throughout the year, we may have exceeded federally insured limits.
Concentration of Credit Risk
We had unrestricted cash, cash equivalents, and short-term investments, totaling $5,244,851 at March 31, 2008 and $8,593,714 at December 31, 2007. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of March 31, 2008 all of our investments were held in money market accounts and short-term instruments. We actively monitor changes in interest rates.
Other Concentration
During the quarter ended March 31, 2008, we had one significant supplier that accounted for 78.9% of total cost of goods sold and had one significant customer that accounted for 44.9% of total sales.
Restricted Cash
We had restricted cash in the amount of $73,739 at March 31, 2008 and $72,892 at December 31, 2007. The restricted cash amount consists of a “Certificate of Deposit” which supports a “Letter of Credit” for a leased facility.
Fair Value of Financial Instruments
The carrying amounts of our financial instruments as of March 31, 2008 and December 31, 2007, which include cash equivalents, accounts receivable, unbilled receivables, accounts payable, accrued expenses, and advances on financing from investors, approximate their fair values due to the short-term nature of these instruments.
Accounts Receivable
We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management performs a review of the receivables past due from the customers on a monthly basis and reserves against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was $11,299 as of March 31, 2008 and $11,299 as of December 31, 2007.

Inventories
Inventories are stated at the lower of cost (first-in, first-out basis) or market, and consist primarily of raw materials used in the manufacturing of bioplastic resins, finished bioplastic resins and finished goods. As of March 31, 2008 and December 31, 2007, the inventories are as follows:

	3/31/08	12/31/07
Raw Materials	$1,400,763	$1,214,519
Bioplastic Resins	874,795	472,195
Finished Goods	128,484	126,039
Packaging Materials	29,105	14,264
Promo & Misc.	—	650
Work in Progress	—	—

	$2,433,147	$1,827,667

Property and Equipment
Property and equipment are stated at cost, and depreciation is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are between five and seven years. Repairs and maintenance expenditures are charged to expense as incurred. Property and equipment consist of:

	3/31/08	12/31/07
Equipment	$2,468,202	$2,371,194
Furniture & Fixtures	319,726	284,613
Leasehold Improvements	209,671	192,149

	2,997,599	2,847,956
Less Accumulated Depreciation	(723,978)	(596,361)

Net Property and Equipment	$2,273,621	$2,251,595

Intangibles
Intangibles are stated at cost and consist primarily of patents and trademarks. Amortization is computed on the straight-line method over the estimated life of these assets, estimated to be between five and fifteen years.

	3/31/08	12/31/07
Intangibles	$61,813	$27,805
Less Accumulated Amortization	(10,931)	(9,084)

Net Intangibles	$50,882	$18,721

Deferred Income Taxes
Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates as of the date of enactment.

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
Revenue Recognition
We recognize revenue at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.
Marketing and Advertising
We expense marketing and advertising costs as incurred. Marketing and advertising costs for the three months ended March 31, 2008 and 2007 were $395,572 and $14,848, respectively.
Research and Development Costs
Research and development costs are charged to expense as incurred. These costs consist primarily of research with respect to new grades of bioplastic resins, testing of both the bioplastic resins as well as testing of finished products made from the bio-based resins. The costs for the three months ended March 31, 2008 and 2007 were $157,098 and $63,951, respectively.
Stock-Based Compensation
As of January 1, 2007, we adopted SFAS No. 123(R), which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black Scholes Merton (“BSM”) valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS 123(R).
On March 29, 2005, the SEC published Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation be classified in the same expense line items as cash compensation. We have reclassified stock-based compensation from prior periods to correspond to current period presentation within the same operating expense line items as cash compensation paid to employees.

Loss per Share Calculations
We adopted SFAS No. 128 for the calculation of “Loss per Share.” SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Our diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2008 and 2007 as the inclusion of any potential shares would have had an anti-dilutive effect due to us generating a loss.
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
3. RENTAL LEASES
We currently operate out of two main locations in Hawthorne, California and Seymour, Indiana. The various leases underlying these two facilities are summarized below:
California Facilities - The Hawthorne facility is comprised of two contiguous building spaces covering an aggregate of 55,000 square feet that serve as our main corporate office, research and development lab, production facility and a second separate 30,000 square foot facility that serves as our logistic center. The Hawthorne facility is subject to four operating leases:
•	a lease for office, industrial and warehouse space with monthly rents of $4,550 expiring in January 2010;

•	a lease for office, industrial and warehouse space with monthly rents of $5,920 expiring in January 2010;

•	a lease for office and warehouse space with monthly rents of $15,576 expiring in April 2012; and

•	a lease for office and warehouse space with monthly rents of $18,805 expiring in January 2010
Indiana Facility — The 105,000 square foot Seymour facility is currently used as a distribution facility for our products. Construction and installation of our first production line is in process and slated for completion in the third quarter of 2008. The Seymour facility is subject to a lease with monthly rents of $25,000 expiring in January 2018.

4. LOAN PAYABLE
During the year ended December 31, 2004, we obtained a term loan payable in the amount of $50,000, which bears interest at the rate of 6.75% per annum, and matures in April 2009. The monthly payments are $984 with principal and interest. The future payments as of March 31, 2008 for the loan payable are as follows:

Year ending December 31,
2008	$8,425
2009	3,874

12,299
Less Current Portion of Loan Payable	(11,328)

Long Term Portion of Loan Payable	$971

5. INCOME TAX
We file income tax returns in the U.S federal jurisdiction, and the state of California. Subject to limited statutory exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2004. We are not liable for any income taxes nor are we undergoing any Internal Revenue Service (IRS) tax examinations. We adopted the provision of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes on January 1, 2007. No Deferred Tax Assets and Deferred Tax Liabilities are included in the balance at December 31, 2007 and March 31, 2008. Our policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.
6. COMMITMENTS
We entered into two “Purchase Commitments” for production equipment for the Indiana facility as follows:
•
The first provides for purchase commitments of $1,259,966, for a production line to be delivered in the third quarter of 2008. The agreement provides for payment of 95% of the purchase commitment in installments prior to delivery.

•
The second provides for purchase commitments of $540,362, for material handling equipment to be delivered in the third quarter of 2008. The agreement provides for payment of 95% of the purchase commitment in installments prior to delivery.

We also entered into a “Facility Power Upgrade Service Contract” for the Indiana plant, totaling $264,375, of which 50% was paid on April 1, 2008 with the remaining balance due upon completion which is expected to be prior to the end of the third quarter 2008.

7. STOCK OPTIONS
The Company has an Employee Stock Option Plan (the “Plan”). Under this Plan, the Board of Directors may issue incentive and non-qualified stock options to employees of the Company. Options under this Plan are granted at the fair market value at the date of grant, and generally expire at the end of five or ten years. The Options vest in accordance with a vesting schedule determined by the Company’s Board of Directors, usually immediately or over a three-year period with one-third vested on the grant date and in three equal annual installments vesting on each anniversary date thereafter. As of March 31, 2008, 13.375 million shares were available for future grants under the Plan. The Company settles stock option exercises with newly issued common shares. The following is a summary of stock option activity (in thousands, except per share data):

	Three months ended
	March 31, 2008
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding—beginning of year	11,625	$0.56
Granted at fair value	—	—
Exercised	—	—
Canceled/forfeited	—	—

Outstanding—end of quarter	11,625	0.56

Options exercisable at quarter-end	5,872	$0.56

The following table summarizes information about stock options as of March 31, 2008 (in thousands, except per share data):

	Options Outstanding				Options Exercisable
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic		Exercise	Contract	Intrinsic
Range of Exercise Prices	Shares	Price	Life	Value	Shares	Price	Life	Value
$0.0-$0.56	11,625	$0.56	5.83	$0.872	5,872	$0.56	5.25	$3,729
Total unrecognized compensation costs related to non-vested awards was approximately $1.586 million as of March 31, 2008. These non-vested awards are expected to be exercised over the weighted average period of 6.42 years.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s average stock price of $0.64 during the three months ended March 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. Based on the average stock price during the three months ended March 31, 2008, there were 5.872 million of in-the-money options exercisable as of March 31, 2008.
No options were granted and no shares vested during the three months ended March 31, 2008. Additionally, no options were exercised during the three months ended March 31, 2008 and as such no cash was received from employees as a result of employee stock option exercises.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENTS
This Form 10-Q may contain “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others, statements concerning the potential benefits that we may experience from its business activities and certain transactions it contemplates or has completed; and statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “opines,” or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent our company from achieving its stated goals include, but are not limited to, the following:
•	volatility or decline of our stock price;

•	potential fluctuation in quarterly results;

•	our failure to earn profits;

•	inadequate capital to expand our business, or inability to raise additional capital or financing to implement our business plans;

•	changes in demand for our products and services;

•	rapid and significant changes in markets;

•	litigation with or legal claims and allegations by outside parties; and

•	insufficient revenues to cover operating costs.
There is no assurance that we will be profitable. We may not be able to successfully manage or market our products and services, attract or retain qualified executives and technology personnel or obtain additional customers for our products or services. Our products and services may become obsolete, government regulation may hinder our business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in our businesses.
Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on the statements, which speak only as of the date of this Form 10-Q. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that our company or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

OVERVIEW
General.
We primarily conduct our operations through two product families:
•
Cereplast Compostables Resins™ are renewable, ecologically-sound substitutes for petroleum-based plastics targeting primarily single-use disposables and packaging applications. We have commercialized more than 30 grades of Compostables Resins in this product line. These resins are compatible with existing manufacturing processes and equipment making them a substitute for traditional petroleum-based resins. We commercially introduced our Compostables line in November 2006.

•
Cereplast Hybrid Resins™ potentially replace 50% or more of the petroleum content in traditional plastics with bio-based materials such as starches from plants. The Hybrid Resin line is able to offer similar properties to traditional polyolefins such as impact strength and heat deflection temperature. Hybrid Resins provide a viable alternative for brand owners and converters looking to partially replace petroleum-based resins in durable goods applications. Hybrid Resins address this need in a wide range of markets, including automotive, consumer goods, consumer electronics, medical, packaging, and construction. These resins are also compatible with existing manufacturing processes and equipment making them a substitute for traditional petroleum-based resins. We commercially introduced our first family of Hybrid Resins, Biopropylene™, in October 2007.

The lead time for customer testing (which includes the full product lifecycle necessary for compostable products to receive compostable certifications) of our resins generally ranges from one to three years, or more depending upon the industry, the customer and the specific application. As of March 31, 2008, over 100 companies have requested and been provided with samples of our bioplastic resin, and 70 customers have purchased resin for trials and testing. Of these, 46 customers have advanced to prototype testing and qualification of more than 100 different product applications. As a result of successful testing and commercial product launches, some of our customers have signed multi-year supply contracts with increasing purchase volumes. In addition, over ten customers, including Alcoa, Genpak, Innoware, Penley and Pace Industries, have commercialized and introduced over 65 different bioplastic products using our resin. For the quarter ended March 31, 2008, one customer accounted for more than 10% of total sales.
Trends and Uncertainties that May Impact Future Results of Operations
Sales. We record sales at the time that we ship our products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. We record sales net of sales discounts and allowances. For the quarter ended March 31, 2008, we provided price incentives to several customers that entered into multi-year supply contracts for their initial purchase commitments to assist in testing and sample production. In the future, we may offer these incentives on a selected basis as we continue to grow our customer base. The amount of these incentives in future periods will be a function of the growth of our customer base and the particular commercialization needs.

Operating Expenses. Operating expenses consist principally of salaries (both cash and non-cash equity-based compensation), professional fees (including legal, accounting, patent-related, government compliance), marketing, rent and research and development. Salaries include all cash and non-cash compensation and related costs for all principal functions including executive, finance, accounting, production, and human resources. During recent periods we have made grants of equity awards, including shares of restricted stock and stock options, to attract directors and members of senior management, which have resulted in non-cash compensation expense for the periods reported. We expect that non-cash compensation expense attributed to equity-based awards may increase in future periods as the result of future equity-based incentive compensation awards granted to attract and retain talented employees as we continue to grow our business. In addition, we expect to experience increases in our research and development expenses as we continue to develop new products and formulations, as well as increases in marketing and promotional expenses as we seek to increase our customer base.
Expansion of Operations. Through the remainder of 2008 we will incur increased operating expenses in connection with the completion of our second manufacturing facility in Seymour, Indiana, including expenses related to increased headcount as well as the costs of operating the second facility. In addition, we will be making investments in property and equipment, resulting in increased depreciation expenses in future periods following completion of the facility and the commencement of operations, currently expected by the end of the third quarter of 2008.
CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We monitor our estimates on an on-going basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007.
Sales
Gross sales increased by $523,390 or 134.3% to $913,152 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Net sales increased by $565,117 or 173.3% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The sales increase can be attributed to volume growth in our bioplastic resins. The difference in gross and net sales is a result of price incentives given to customers on multi-year supply contracts for their initial purchase commitments to assist in testing and sample production.
Gross Profit
Gross profit increased $56,872 or 102.3% from $55,569 to $112,441 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. As a percentage of net sales, gross profit margin decreased from 17.0% for the three months ended March 31, 2007 to 12.6% for the three months ended March 31, 2008. The increase in gross profit is directly attributable to the related increase in sales, while the decline in gross margins is primarily attributable to sales incentives of $21,922 in the first quarter 2008 given to customers entering into long term supply agreements and inefficiencies associated with managing production volume growth.

Operating Expenses
•
Overall, total operating expenses increased by $2,214,316 or 121.5%, to $4,036,655 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase is attributable to increased spending to support the commercial introduction of our two resin families and the growth of our business. Salaries and wages increased by $425,544 and is attributable to head count increases across all departments to support the commercial introduction of our resins. Headcount increased from 22 employees at March 31, 2007 to 63 employees at March 31, 2008. Non-cash compensation increased by $1,512,781 as a result of our issuance of 2,375,540 restricted common shares valued at $1,354,054, together with the expense of $143,727 relating to employee stock options.

•	Marketing expense increased by $380,724 to support the commercial launch of the two families of resins and the development of a direct sales team.

•
Rent expense increased by $217,122 as a result of manufacturing and logistic expansions both at our Hawthorne facility and also at our new Seymour facility. We currently have our primary resin manufacturing operations in Hawthorne, California and are in the process of completing a second manufacturing facility to join our present distribution facility in Indiana to support sales and production growth.

•
Research and development increased by $93,147 as a result of our effort to develop both specific new grades of resins for current customer applications as well as additional standard grades of resins within the Hybrid family.

Net Loss
Net loss increased by $2,067,282 or 116.3%, to $3,844,409 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This increase in net loss was a result of increased operating expenses associated with the growth of our resin operations. We cannot assure when or if revenue will exceed operating costs.
LIQUIDITY AND CAPITAL RESOURCES
We require working capital to fund our operations, including payments to finance our research and development and expand sales and marketing, to purchase equipment, service indebtedness, satisfy lease obligations and execute on our business plan and growth strategy. Based on our current cash position and to fully implement our expansion and growth strategy, including the completion of the expansion of our Seymour facility, we may be required to raise additional working capital, either through commercial debt financing or through the issuance of debt or equity securities. There is no assurance that we will be able to obtain additional sources of working capital on commercially reasonable terms when needed, or at all.
We had net unrestricted cash of $5,244,851 at March 31, 2008 compared to net unrestricted cash of $8,593,714 at December 31, 2008. The net decrease in unrestricted cash is attributed principally to the funding of operating activities and the purchase of equipment for our Indiana facility.
We had positive working capital (i.e. the difference between current assets and current liabilities) of $7,680,011 at March 31, 2008 compared to working capital of $10,083,658 at December 31, 2007. The decrease in working capital is attributed primarily to a decrease in our cash position.

During the three months ended March 31, 2008, we used $3,178,957 of cash for operating activities. The increase in the use of cash for operating activities was a result of increased manufacturing operating expenses and acquisition of significant raw material inventory and prepayments required for the construction of new equipment for the Indiana manufacturing facility.
Cash used in investing activities to purchase equipment during the three months ended March 31, 2008 was $149,643. In addition, we also prepaid $351,993 as progress payments for equipment to be delivered before the end of the fiscal year.
Cash used in financing activities during the three months ended March 31, 2008 was $20,263 and relates to payments made under capital leases and term loans.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at March 31, 2008 and the effects such obligations are expected to have on our liquidity and cash flows in our future periods:

	Payments Due by Period
		Less Than	2-3	4-5	More Than
	Total	1 year	Years	Years	5 years
Capitalized lease obligations	$166,154	$85,728	$74,321	$6,105	$—
Purchase obligations	1,478,356	1,478,356	—	—	—
Indebtedness	12,299	11,328	971	—	—

	$1,656,809	$15,754,412	$75,292	$6,105	$—
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any relationships with unconsolidated entities or financial partnerships such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance-sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a number of market risks in the ordinary course of business. These risks, which include interest rate risk, foreign currency exchange risk and commodity price risk, arise in the normal course of business rather than from trading. We have examined our exposures to these risks and concluded that none of our exposures in these areas is material to fair values, cash flows or earnings. We regularly review these risks to determine if we should enter into active strategies, such as hedging, to help manage the risks. At the present time, we do not have any hedging programs in place and we are not trading in any financial or derivative instruments.

We currently do not have any material debt, so we do not have interest rate risk from a liability perspective. We do have a significant amount of cash and short-term investments with maturities of less than three months. This cash portfolio exposes us to interest rate risk as short-term investment rates can be volatile. Given the short-term maturity structure of our investment portfolio, and the high-grade investment quality of our portfolio, we believe that we are not subject to principal fluctuations and the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation required by the Securities Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.
ITEM 4T. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and SVP Finance & Business Development, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our Chief Executive Officer and SVP Finance & Business Development concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting
During the quarter ended March 31, 2008, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We were not required to include in our Annual Report on Form 10-KSB a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. At the end of the fiscal year 2008, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be required to report on the effectiveness of internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of nor have any knowledge of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.
ITEM 1A. RISK FACTORS
Risks Relating to Our Business
We have incurred net losses in the past and we may incur net losses in the future.
We have a history of operating losses and have incurred significant net losses in each fiscal quarter since our inception. For the three months ended March 31, 2008, we had gross revenues of $913,152 and incurred net loss of $3,844,409. For the years ended December 31, 2007 and 2006, we generated gross revenues of $2,348,068 and $836,729 and incurred a net loss of $11,678,235 and $3,383,753, respectively. We expect to continue to incur net losses and negative cash flows for the foreseeable future because we expect to incur additional costs and expenses related to:
•	expansion of operations and resources to support our business growth

•	development of our new bioplastic production facility in Seymour, Indiana;

•	continued development of new products and associated intellectual property protection;

•	marketing and other promotional activities; and

•	joint development of proprietary products with key strategic business partners.
We will need to generate significant additional revenue to achieve profitability. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon numerous factors outside of our control, including the market acceptance of our bio-based resins, future cost trends for our key raw materials and general economic conditions.
It is possible that we may never achieve profitability and, even if we do achieve profitability, we may not sustain or increase profitability in the future. If we do not achieve sustained profitability, we may be unable to continue our operations.

We have a limited operating history, which makes it difficult to evaluate our financial performance and prospects.
We have recently commenced the marketing and commercial sale of our products. We are, therefore, subject to all of the risks inherent in a new business enterprise. Our limited operating history makes it difficult to evaluate our financial performance and prospects. There can be no assurance that in the future we will generate revenues, operate profitably or that we will have adequate working capital to meet our obligations as they become due. Because of our limited financial history, we believe that period-to-period comparisons of our results of operations will not be meaningful in the short term and should not be relied upon as indicators of future performance.
We may be required to raise additional capital to fund our research and development efforts as well as our continuing operations. If such additional financing is not available, we may need to cease operations.
Our capital requirements depend on several factors, including:
•	the speed at which our products are accepted into the market;

•	the level of spending to increase manufacturing capacity;

•	costs of recruiting and retaining qualified personnel; and

•	the level of research and development investments.
Additional capital may be required in the future to continue to fund our research and development efforts as well as our continuing operations. There can be no assurance that additional sources of financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our research and development efforts, take advantage of opportunities, develop products or technologies or otherwise respond to competitive pressures will be impaired. Ultimately, if financing is not available, we may need to cease operations.
The commercial success of our business depends on the widespread market acceptance of products manufactured with our bio-based resins. If we are unable to generate interest in our bio-based resins or if the manufacturers are unable to generate interest in products produced with our resins, we will be unable to generate increased sales and we will be forced to cease operations.
Although there is a developed market for petroleum-based plastics, the market for plastics produced with our environmentally friendly bio-based resins is still developing. Our success depends on consumer acceptance of these plastic products as well as the success of the commercialization of plastics produced with our bio-based resins by third parties. At present, it is difficult to assess or predict with any assurance the potential size, timing and viability of market opportunities for our product in the plastics market. The traditional plastics market sector is well-established with entrenched competitors with whom we must compete.
We have only recently commenced industrial scale production of our bio-based resins and it is possible that some of our bio-based resins or plastic products made with our bio-based resins may not perform as well as other resins or traditional plastics.
Individual products produced with our bio-based resins may not perform as well as traditional plastics. We are still developing many of our bio-based resins and are continuing to evaluate their performance in specific applications. If we fail to develop bio-based resins that allow plastics made with our bio-based resins to perform comparably to traditional plastics, this could cause consumers to prefer alternative products.

We may not be successful in protecting our intellectual property and proprietary rights and may be required to expend significant amounts of money and time in attempting to protect these rights. If we are unable to protect our intellectual property and proprietary rights, our competitive position in the market could suffer.
Our intellectual property consists of patents, copyrights, trade secrets, trade dress and trademarks. Our success depends in part on our ability to obtain patents and maintain adequate protection of our other intellectual property for our technologies and products in the U.S. and in other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the U.S., and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries. These problems may be caused by, among other factors, a lack of rules and methods for defending intellectual property rights.
Our future commercial success requires us not to infringe on patents and proprietary rights of third parties, or breach any licenses or other agreements that we have entered into with respect to our technologies, products and businesses. The enforceability of patent positions cannot be predicted with certainty. We will apply for patents covering both our technologies and our products, if any, as we deem appropriate. Patents, if issued, may be challenged, invalidated or circumvented. There can be no assurance that no other relevant patents have been issued that could block our ability to obtain patents or to operate as we would like. Others may develop similar technologies or may duplicate technologies developed by us.
We are not currently a party to any litigation with respect to any of our patent positions. However, if we become involved in litigation or interference proceedings declared by the United States Patent and Trademark Office, or other intellectual property proceedings outside of the U.S., we might have to spend significant amounts of money to defend our intellectual property rights. If any of our competitors file patent applications or obtain patents that claim inventions or other rights also claimed by us, we may have to participate in interference proceedings declared by the relevant patent regulatory agency to determine priority of invention and our right to a patent of these inventions in the U.S. Even if the outcome is favorable, such proceedings might result in substantial costs to us, including, significant legal fees and other expenses, diversion of management time and disruption of our business. Even if successful on priority grounds, an interference proceeding may result in loss of claims based on patentability grounds raised in the interference proceeding. Uncertainties resulting from initiation and continuation of any patent or related litigation also might harm our ability to continue our research or to bring products to market.
An adverse ruling arising out of any intellectual property dispute, including an adverse decision as to the priority of our inventions, would undercut or invalidate our intellectual property position. An adverse ruling also could subject us to significant liability for damages, prevent us from using certain processes or products, or require us to enter into royalty or licensing agreements with third parties. Furthermore, necessary licenses may not be available to us on satisfactory terms, or at all.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.
To protect our proprietary technologies and processes, we rely on trade secret protection as well as on formal legal devices such as patents. Although we have taken security measures to protect our trade secrets and other proprietary information, these measures may not provide adequate protection for such information. Our policy is to execute confidentiality and proprietary information agreements with each of our employees and consultants upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not be disclosed to third parties. These agreements also generally provide that technology conceived by the individual in the course of rendering services to us shall be our exclusive property. Even though these agreements are in place there can be no assurance that that trade secrets and proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, or that we can fully protect our trade secrets and proprietary information. Violations by others of our confidentiality agreements and the loss of employees who have specialized knowledge and expertise could harm our competitive position and cause our sales and operating results to decline as a result of increased competition. Costly and time-consuming litigation might be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection might adversely affect our ability to continue our research or bring products to market.
Management and affiliates own enough shares to have a substantial impact on shareholder vote which could cause us to take action that may not be in the best interest of all shareholders.
As of March 31, 2008, our executive officers and directors, and entities controlled by or affiliated with them or the Company, own in aggregate approximately 46.8% of the outstanding common stock. As a result, this group of stockholders have a substantial impact on the vote on matters that require stockholder approval, such as election of directors, approval of a corporate merger, increasing or decreasing the number of authorized shares, adopting corporate benefit plans, effecting a stock split, amending our Certificate of Incorporation or other material corporate actions, and these shareholders could cause the us to take action that may not be in the best interest of all shareholders.
Given our limited resources, we may not effectively manage our growth.
Our growth and expansion plan, which includes targeting high-growth segments with commercial products, supporting converter partners and working with brand owners in the adoption of bio-based plastics to expand our customer base, expanding our manufacturing capabilities, strengthening our product leadership by developing new formulations in conjunction with customer demands and pursuing strategic alliances, requires significant management time and operational and financial resources. There is no assurance that we have the operational and financial resources to manage our growth. This is especially true as we expand facilities and manufacture our products on a commercial scale. In addition, rapid growth in our headcount and operations may place a significant strain on our management, administrative, operational and financial infrastructure. Failure to adequately manage our growth could have a material adverse effect on our business, results of operations, financial condition and the quoted price of our common stock.

Established product manufacturers could improve the ability to recycle their existing products or develop new environmentally preferable products which could render our technology less competitive.
Several paper and plastic disposable packaging manufacturers and converters and others have made efforts to increase the recycling of their products. Increased recycling of paper and plastic products could lessen their harmful environmental impact, one major basis upon which we intend to compete.
Many potential competitors who have greater resources and experience than we do may develop products and technologies that compete with ours.
A number of these companies, including BASF, DuPont, Novamont, NatureWorks and Metabolix, have introduced or are in the process of introducing both bio-based resins and/or compostable synthetic-based resins. We view the threat from this competition as low. Just as a wide variety of different petroleum-based polymers and resins currently serve the needs of the plastic market, we believe that the various bio-based resins and polymers offer different properties and are targeted at different applications, making them more complimentary and broadening the applications for bio-based and compostable plastics.
We rely on prime grade polylactic acid (“PLA”) supplied from NatureWorks, LLC in manufacturing some of our CompostablesTM resins. If we lose NatureWorks, LLC as a supplier, the price of these resins may increase or the introduction and market acceptance of these resins may be delayed.
We have entered into a supply agreement with NatureWorks to supply prime grade PLA for some of our raw material needs. NatureWorks, LLC, currently produces the majority of the prime grade PLA in the United States, and we currently rely on NatureWorks, LLC for a substantial portion of our PLA requirements. For the quarter ended March 31, 2008 PLA accounted for 78.9% of our total raw material cost of goods sold. If we lose NatureWorks, LLC as a supplier or if NatureWorks, LLC fails to perform its obligations under our supply agreement, it could delay the commercial introduction, hinder market acceptance of these resins and increase the cost of these resins. We continue to develop alternative feedstock to PLA and evaluate additional PLA sources to support some of these CompostablesTM resins, which incorporate prime grade PLA. Our Hybrid ResinsTM do not depend on PLA.
Fluctuations in the costs of our raw materials could have an adverse effect on our financial condition and results of operations.
Our results of operations are directly affected by the cost of our raw materials. Our ability to offset the effect of raw material prices by increasing sales prices is uncertain. A further increase in, or maintenance of, the prices of these raw materials could have a negative impact on our results of operations and financial position.
During the quarter ended March 31, 2008, we had one significant customer that accounted for 44.9% of total sales. The loss of this customer could adversely affect our short-term sales and profitability.
During the quarter ended March 31, 2008, one customer accounted for 44.9% of our total sales. If this customer elects not to continue purchasing products from us, we may not be able to find other customers whose requirements for our products are as significant. Accordingly, the loss of this significant customer may adversely affect our near-term business, prospects, financial condition and results of operations.

Our operations are subject to regulation by the U.S. Food and Drug Administration.
The manufacture, sale and use of resins are subject to regulation by the U.S. Food and Drug Administration (the “FDA”). The FDA’s regulations are concerned with substances used in food packaging materials, not with specific finished food packaging products. Thus, food and beverage containers are in compliance with FDA regulations if the components used in the food and beverage containers: (i) are approved by the FDA as indirect food additives for their intended uses and comply with the applicable FDA indirect food additive regulations; or (ii) are generally recognized as safe for their intended uses and are of suitable purity for those intended uses.
We believe that our resins are in compliance with all FDA requirements. Failure to comply with FDA regulations could subject us to administrative, civil or criminal penalties.
Regulatory changes applicable to us, or the products in our end-use markets, could adversely affect our financial condition and results of operations.
We and many of the applications for the products in the end-use markets in which we sell our products are regulated by various national and local regulations. Changes in those regulations could result in additional compliance costs, seizures, confiscations, recall or monetary fines, any of which could prevent or inhibit the development, distribution and sale of our products.
We may be liable for damages based on product liability claims brought against our customers in our end-use markets.
Many of our products may provide critical performance attributes to our customers’ products that will be sold to end users who could potentially bring product liability suits in which we could be named as a defendant. The sale of these products involves the risk of product liability claims. If a person were to bring a product liability suit against one of our customers, this customer may attempt to seek contribution from us. A person may also bring a product liability claim directly against us. A successful product liability claim or series of claims against us in excess of our insurance coverage for payments, for which we are not otherwise indemnified, could have a material adverse effect on our financial condition or results of operations. We have acquired product liability coverage of up to $6.0 million.
Loss of key personnel or our inability to attract and retain new qualified personnel could hurt our business and inhibit our ability to operate and grow successfully.
Our success in the competitive markets in which we operate will continue to depend to a significant extent on our leadership and other key management personnel. We may not be able to retain our current management personnel or to recruit qualified individuals to join our management team. The loss of any key individual could have a material adverse effect on our business.
We currently manufacture our bio-based resins at a single 55,000 square foot facility in Hawthorne, California. Full or partial loss of use of this facility could materially impair our business.
We currently manufacture our bio-based resins at a single 55,000 square foot facility in Hawthorne, California. The Hawthorne facility is comprised of three manufacturing lines, a research and development line, a lab area for resin testing and a logistic area for raw materials and bio-based resins, as well as our corporate headquarters. Any significant disruption of this facility for any reason, such as a fire, flood, hurricanes, earthquakes or similar events, could adversely affect our business, results of operations and financial condition until such time as we are able to secure an alternative facility for our operations. We are in the process of developing a second manufacturing facility in Seymour, Indiana.

Disruptions or delays in the development of our new bioplastic production facility could materially and adversely affect our results of operations.
We recently leased a facility and site in Seymour, Indiana, where we are developing a new bioplastic production facility. The expansion of our manufacturing facility will allow us to produce up to an additional 500 million pounds of bioplastics per annum by 2010 and we expect a resulting decrease in unit production costs. Phase I of the development of the Seymour facility includes the addition of approximately 50 million pounds of annual capacity of bio-resin to be fully implemented by the end of 2008. Currently this project is on schedule. Phase II will expand our annual production capacity by an additional 50 million pounds, the timing of which will be dependent on market demand. We have secured options on approximately 53 acres of adjacent land, which would give us the ability to bring total annual production capacity to 500 million pounds when fully developed.
We may experience delays in commencing operations as a result of failure to obtain sufficient financing throughout the course of the development, work stoppages, delays from weather or acts of nature, delays in obtaining the necessary equipment, failure to achieve and maintain compliance with applicable laws and regulations and other unforeseen events. Failure to launch this facility in a timely manner could materially and adversely affect our results of operations, financial condition and the quoted price of common stock. In addition, difficulties in organizing manufacturing processes, including labor relations, raw material procurement, manufacturing inefficiencies and compliance with applicable laws and regulations could result in product recalls or manufacturing shutdowns.
Downturns in general economic conditions could adversely affect our profitability.
Downturns in general economic conditions can cause fluctuations in demand for our products, product prices, volumes and margins. Future economic conditions may not be favorable to our industry. A decline in the demand for our products or a shift to lower-margin products due to deteriorating economic conditions could adversely affect sales of our products and our profitability and could also result in impairments of certain of our assets.
Risks related to our stock
Our common stock is subject to the “Penny Stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.
The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:
•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.
In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:
•	obtain financial information concerning the person’s financial situation, and investment experience and investment objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:
•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.
Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.
Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We have issued the following unregistered securities during the three months ended March 31, 2008.
•	2,375,540 shares of Cereplast common stock valued at $1,354,054 to our directors and employees as part of their compensation pursuant to an exemption under Regulation D under the Securities Act.

•	40,000 shares of Cereplast common stock valued at $22,800 for services rendered by consultants pursuant to an exemption under Regulation D under the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to us covering the period January 1, 2007 through March 31, 2008, all directors, officers, and beneficial owners of more than ten percent of our common stock timely filed all such forms during such period.

ITEM 6. EXHIBITS

Exhibit
Number	Description
10.1
Employment Agreement, dated as of March 18, 2008, between Cereplast, Inc. and Randy Woelfel (filed with the Company’s current report on Form 8-K on March 21, 2008 and incorporated herein by reference).

10.2	Lease Agreement, dated as of January 1, 2008, between Whittymore, LLC and Cereplast, Inc.

10.3	Employment Agreement, dated as of August 1, 2006, between Cereplast, Inc. and Frederic Scheer.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

***
In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2008	CEREPLAST, INC.
	By:	/S/ Frederic Scheer
Frederic Scheer
Chairman, Chief Executive Officer (Principal Executive Officer and Interim Principal Accounting Officer)

	By:	/S/ Stephan Garden
Stephan Garden
SVP Finance & Business Development (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1
Employment Agreement, dated as of March 18, 2008, between Cereplast, Inc. and Randy Woelfel (filed with the Company’s current report on Form 8-K on March 21, 2008 and incorporated herein by reference).

10.2	Lease Agreement, dated as of January 1, 2008, between Whittymore, LLC and Cereplast, Inc.

10.3	Employment Agreement, dated as of August 1, 2006, between Cereplast, Inc. and Frederic Scheer.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

***
In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.