Form 10-Q
period 2008-06-30
Cereplast Inc
filed 2008-08-14
CIK 1324759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 1, 2008: 262,277,595.

CEREPLAST, INC.
FORM 10-Q

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or the “Company” mean Cereplast, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CEREPLAST, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$667,985	$8,593,714
Accounts Receivable, Net	648,470	431,020
Inventory	2,791,139	1,827,667
Prepaid Expenses	141,719	67,590

Total Current Assets	4,249,313	10,919,991

Property and Equipment
Property and Equipment	4,929,426	2,847,956
Accumulated Depreciation and Amortization	(858,361)	(596,361)

Net Property and Equipment	4,071,065	2,251,595

Other Assets
Restricted Cash	74,595	72,892
Investments	500	500
Intangibles, Net	99,846	18,721
Deposits	41,249	30,478

Total Other Assets	216,190	122,591

Total Assets	$8,536,568	$13,294,177

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$934,333	$600,289
Other Payable	35,842	146
Accrued Expenses	215,979	152,947
Capital Leases, Current Portion	63,182	71,812
Loan Payable, Current Portion	9,537	11,139

Total Current Liabilities	1,258,873	836,333

Long-Term Liabilities
Capital Leases	60,510	87,440
Loan Payable	—	3,874

Total Long-Term Liabilities	60,510	91,314

Total Liabilities	1,319,383	927,647

Shareholders’ Equity
Preferred Stock, $0.001 par value; 5,000,0000 authorized preferred shares	—	—
Common Stock, $0.001 par value; 495,000,000 authorized shares; 262,277,595 shares & 259,302,409 shares issued and outstanding respectively	262,278	259,302
Additional Paid in Capital	30,604,542	28,730,547
Retained Earnings/(Deficit)	(23,649,094)	(16,623,319)
Other Comprehensive Income (Loss)	(541)	—

Total Shareholders’ Equity	7,217,185	12,366,530

Total Liabilities and Shareholders’ Equity	$8,536,568	$13,294,177

See accompanying notes to unaudited consolidated financial statements.

CEREPLAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE THREE MONTHS AND SIX MONTHS ENDED
(UNAUDITED)

	Three Months Ended		Six Months Ended
	6/30/2008	6/30/2007	6/30/2008	6/30/2007
GROSS SALES	$1,059,957	$557,516	$1,973,109	$947,278
Sales Discounts, Returns & Allowances	(5,559)	(72,704)	(27,481)	(136,353)

NET SALES	1,054,398	484,812	1,945,628	810,925

COST OF SALES	1,127,621	543,935	1,906,410	814,479

GROSS PROFIT	(73,223)	(59,123)	39,218	(3,554)

OPERATING EXPENSES
Depreciation and Amortization	136,283	87,812	265,747	148,212
Financing Discount Costs	—	223,056	—	816,385
Marketing Expense	284,788	25,982	680,360	40,830
Professional Fees	210,274	178,155	556,314	231,078
Rent Expense	263,343	56,637	527,985	104,158
Research and Development	389,202	131,028	546,300	194,979
Salaries & Wages	833,712	919,565	1,563,486	1,168,025
Salaries & Wages — Stock Based Compensation	364,190	—	1,876,971	—
Other Operating Expenses	649,960	343,614	1,151,244	590,521

TOTAL OPERATING EXPENSES	3,131,752	1,965,849	7,168,407	3,294,188

LOSS FROM OPERATIONS BEFORE OTHER INCOME(EXPENSES)	(3,204,975)	(2,024,972)	(7,129,189)	(3,297,742)

OTHER INCOME (EXPENSES)
Interest Income	28,674	19,785	115,049	19,815
Interest Expense	(5,065)	(14,248)	(11,635)	(24,635)

	23,609	5,537	103,414	(4,820)

LOSS BEFORE PROVISIONS FOR TAXES	(3,181,366)	(2,019,435)	(7,025,775)	(3,302,562)

Provision for Taxes	—	—	—	—

NET LOSS	(3,181,366)	(2,019,435)	(7,025,775)	(3,302,562)

OTHER COMPREHENSIVE LOSS
Loss on Foreign Currency Translation	(541)	—	(541)	—

TOTAL COMPREHENSIVE LOSS	$(3,181,907)	$(2,019,435)	$(7,026,316)	$(3,302,562)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.02)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	261,717,949	222,085,667	260,642,902	218,045,078

See accompanying notes to unaudited consolidated financial statements.

CEREPLAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
(UNAUDITED)

	Six Months Ended
	6/30/2008	6/30/2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,025,775)	$(3,302,562)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	265,747	148,212
Financing Discount Costs	—	816,384
Common Stock Issued for Services, Salaries & Wages	1,876,971	619,465
(Increase) Decrease in:
Accounts Receivable	(217,450)	(201,638)
Inventory	(963,472)	(494,567)
Deposits	(10,771)	4,500
Prepaid Expenses	(74,129)	37,997
Restricted Cash	(1,703)	—
Intangible/Trademarks	(84,872)	—
Increase (Decrease) in:
Accounts Payable	334,044	(320,125)
Other Payables	35,696	(780)
Accrued Expenses	63,032	31,012

NET CASH USED IN OPERATING ACTIVITIES	(5,802,682)	(2,662,102)

NET CASH USED IN INVESTING ACTIVITIES:
Purchase of property and equipment, and intangibles	(2,081,470)	(743,616)

NET CASH USED IN INVESTING ACTIVITIES	(2,081,470)	(743,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Shareholder Loans	—	(372,074)
Payments on Credit Lines	—	(47,468)
Payments on Capital Leases	(35,561)	29,644
Payments on Notes Payable	—	(250,000)
Payments on Term Loan Payable	(5,475)	(5,119)
Proceeds from issuance of common stock and subscription receivable	—	16,738,115

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(41,036)	16,093,098

FOREIGN CURRENCY TRANSLATION	(541)	—

NET DECREASE IN CASH	(7,925,729)	12,687,380

CASH, BEGINNING OF PERIOD	8,593,714	205,022

CASH, END OF PERIOD	$667,985	$12,892,402

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
During the six months ended June 30, 2007, the Company issued 5,168,645 shares in exchange for gross proceeds of $1,830,000 in advance on its Equity Line of Financing and 45,826,052 shares in exchange for gross proceeds of $16,815,100 under various private placements. For the six months ended June 30, 2008 and 2007, the Company paid $11,635 and $24,635 respectively in cash for interest and penalty and $0 for taxes.
SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
During the six months ended June 30, 2008, the Company issued 2,975,186 shares, valued at $1,589,517 for services. The Company also recognized $287,454 of expense related to vesting of employee stock options for the six months ended June 30, 2008. During the six months ended June 30, 2007, the Company issued 3,918,221 shares, valued at $2,044,365 for services. The Company has no employee stock option plan for the six months ended June 30, 2007.
See accompanying notes to unaudited consolidated financial statements.

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
1. ORGANIZATION AND LINE OF BUSINESS
Organization
We were incorporated on September 29, 2001 in the State of Nevada under the name of Biocorp North America Inc. On March 18, 2005, we filed an amendment to our certificate of incorporation to change our name to Cereplast, Inc.
Line of Business
We have developed and are commercializing proprietary bio-based resins through two complementary product families: Cereplast Compostables Resins®, a renewable, ecologically sound substitute for petroleum-based plastics and Cereplast Hybrid Resins®, which potentially replace 50% or more of the petroleum-based content of traditional plastics with materials from renewable resources. Our resins are competitively priced compared to petroleum-based plastic resins and can be converted into finished products using conventional manufacturing equipment without additional capital investment by downstream converters.
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

As of June 30, 2008, over 120 companies have requested and been provided with samples of our bioplastic resin and 70 customers have purchased resin for trials and testing. Of these, 51 customers have advanced to prototype testing and qualification of more than 100 different product applications. Over fifteen customers, including Alcoa, Genpak, Innoware, Penley and Pace Industries, have commercialized and introduced over 85 different bioplastic products using our resin.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include our accounts of the accounts of our wholly owned subsidiary, Cereplast International, S.A., a Luxembourg company organized during the period for the purpose of conducting sales operations in Europe. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for year ending December 31, 2008. For further information, refer to the financial statements for the year ended December 31, 2007 and notes thereto included in our Annual Report on Form 10-KSB, filed on March 17, 2008.
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
Recently Issued Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133. This standard requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We do not expect SFAS 161 to have a material impact on our results of operations or financial condition.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. We do not expect SFAS 160 to have a material impact on our results of operations or financial condition.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS 159 provides companies with an option to measure, at specified election dates, certain financial instruments and other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in its financial results during each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect SFAS 159 to have a material impact on our results of operations or financial condition.

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
Concentration of Credit Risk
We had unrestricted cash, cash equivalents, and short-term investments, totaling $667,985 at June 30, 2008 and $8,593,714 at December 31, 2007. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of June 30, 2008 all of our investments were held in money market accounts and short-term instruments. We actively monitor changes in interest rates.
Other Concentration
During the quarter ended June 30, 2008, we had one significant supplier that accounted for 86.5% of total cost of goods sold and had one significant customer that accounted for 39.4% of total sales. No other customer accounted for more than 10% of sales during this period.
Restricted Cash
We had restricted cash in the amount of $74,595 at June 30, 2008 and $72,892 at December 31, 2007. The restricted cash amount consists of a “Certificate of Deposit” which supports a “Letter of Credit” for a leased facility.
Fair Value of Financial Instruments
The carrying amounts of our financial instruments as of June 30, 2008 and December 31, 2007, which include cash equivalents, accounts receivable, unbilled receivables, accounts payable, accrued expenses, and advances on financing from investors, approximate their fair values due to the short-term nature of these instruments.
Accounts Receivable
We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management performs a review of the receivables past due from the customers on a monthly basis and reserves against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was $11,299 as of June 30, 2008 and $11,299 as of December 31, 2007.

Inventories
Inventories are stated at the lower of cost (first-in, first-out basis) or market, and consist primarily of raw materials used in the manufacturing of bioplastic resins, finished bioplastic resins and finished goods. As of June 30, 2008 and December 31, 2007, the inventories are as follows:

	6/30/08	12/31/07
Raw Materials	$1,070,679	$1,214,519
Bioplastic Resins	1,399,176	472,195
Finished Goods	279,559	126,039
Packaging Materials	41,725	14,264
Promo & Misc.	—	650
Work in Progress	—	—

	$2,791,139	$1,827,667

Property and Equipment
Property and equipment are stated at cost, and depreciation is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are between five and seven years. Repairs and maintenance expenditures are charged to expense as incurred. Property and equipment consist of:

	6/30/08	12/31/07
Equipment	$2,515,541	$2,371,194
Construction in Progress	1,878,476	—
Furniture & Fixtures	325,738	284,613
Leasehold Improvements	209,671	192,149

	4,929,426	2,847,956
Less Accumulated Depreciation	(858,361)	(596,361)

Net Property and Equipment	$4,071,065	$2,251,595

Intangibles
Intangibles are stated at cost and consist primarily of patents and trademarks. Amortization is computed on the straight-line method over the estimated life of these assets, estimated to be between five and fifteen years.

	6/30/08	12/31/07
Intangibles	$112,677	$27,805
Less Accumulated Amortization	(12,831)	(9,084)

Net Intangibles	$99,846	$18,721

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
Marketing and Advertising
We expense marketing and advertising costs as incurred. Marketing and advertising costs for the three months ended June 30, 2008 and 2007 were $284,788 and $25,982, respectively and for the six months ended June 30, 2008 and 2007 were $680,360 and $40,830, respectively.
Research and Development Costs
Research and development costs are charged to expense as incurred. These costs consist primarily of research with respect to new grades of bioplastic resins, testing of both the bioplastic resins as well as testing of finished products made from the bio-based resins. The costs for the three months ended June 30, 2008 and 2007 were $389,202 and $131,028, respectively, and for the six months ended June 30, 2008 and 2007 were $546,300 and $194,979, respectively.
Stock-Based Compensation
As of January 1, 2007, we adopted SFAS No. 123(R), which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black Scholes Merton valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS 123(R).
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
Loss per Share Calculations
We adopted SFAS No. 128 for the calculation of “Loss per Share.” SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Our diluted loss per share is the same as the basic loss per share for the three and six months ended June 30, 2008 and 2007 as the inclusion of any potential shares would have had an anti-dilutive effect due to us generating a loss.

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
3. LEASES
We currently operate out of two main locations in Hawthorne, California and Seymour, Indiana. The various leases underlying these two facilities are summarized below:
California Facilities — The Hawthorne facility is comprised of two contiguous building spaces covering an aggregate of 55,000 square feet that serve as our main corporate office, research and development lab, production facility and a second separate 30,000 square foot facility that serves as our logistic center. The Hawthorne facility is subject to four operating leases:
•	a lease for office, industrial and warehouse space with monthly rents of $4,687 expiring in January 2010;

•	a lease for office, industrial and warehouse space with monthly rents of $7,523 expiring in January 2010;

•	a lease for office and warehouse space with monthly rents of $16,043 expiring in April 2012; and

•	a lease for office and warehouse space with monthly rents of $18,805 expiring in January 2010.
Indiana Facility — The 105,000 square foot Seymour facility is currently used as a distribution facility for our products; construction and installation of our first production line is in process and slated for completion in the third quarter of 2008. The Seymour facility is subject to a lease with monthly rents of $25,000 expiring in January 2018
4. LOAN PAYABLE
During the year ended December 31, 2004, we obtained a term loan payable in the amount of $50,000, which bears interest at the rate of 6.75% per annum and matures in April 2009. The monthly payments are $984 with principal and interest. The future payments as of June 30, 2008 for the loan payable are as follows:

Year ending December 31,
2008	$5,663
2009	3,874

9,537
Less Current Portion of Loan Payable	(9,537)

Long Term Portion of Loan Payable	$—

5. INCOME TAX
We file income tax returns in the U.S federal jurisdiction, and the state of California. Subject to limited statutory exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2004. We are not liable for any income taxes nor are we undergoing any Internal Revenue Service tax examinations. We adopted the provision of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes on January 1, 2007. No Deferred Tax Assets and Deferred Tax Liabilities are included in the balance at December 31, 2007 and June 30, 2008. Our policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

6. COMMITMENTS
We entered into various purchase commitments and service contracts for production equipment and facility power upgrade services for the Seymour facility during the six-month period ended June 30, 2008 in the amount of $2,603,000. As of June 30, 2008, we had paid a total of $2,040,000 relating to these commitments with the remaining balance due upon completion which is expected to be prior to the end of the third quarter of 2008.
7. STOCK OPTIONS
We have an Employee Stock Option Plan (the “Plan”). Under the Plan, the Board of Directors may issue incentive and non-qualified stock options to our employees. Under this Plan, options are granted at the fair market value at the date of grant, and generally expire at the end of five or ten years and vest in accordance with a vesting schedule determined by our Board of Directors, usually immediately or over a three-year period with one-third vested on the grant date and in three equal annual installments vesting on each anniversary date thereafter. As of June 30, 2008, 13.375 million shares were available for future grants under the Plan. We settle stock option exercises with newly issued common shares. The following is a summary of stock option activity (in thousands, except per share data):

	Six months ended
	June 30, 2008
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding—beginning of year	11,625	$0.56
Granted at fair value	—	—
Exercised	—	—
Canceled/forfeited	75	—

Outstanding—end of quarter	11,550	0.56

Options exercisable at quarter-end	5,847	$0.56

The following table summarizes information about stock options as of June 30, 2008 (in thousands, except per share data):

	Options Outstanding				Options Exercisable
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic		Exercise	Contract	Intrinsic
Range of Exercise Prices	Shares	Price	Life	Value	Shares	Price	Life	Value
$0.0-$0.56	11,550	$0.56	5.55	$—	5,847	$0.56	4.98	$—

Total unrecognized compensation costs related to non-vested awards was approximately $1.586 million as of June 30, 2008. These non-vested awards are expected to be exercised over the weighted average period of 6.14 years.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our average stock price of $0.45 during the three months ended June 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. Based on the average stock price during the three months ended June 30, 2008, there were no in-the money options exercisable as of June 30, 2008.
No options were granted and no shares vested during the three months ended June 30, 2008. Additionally, no options were exercised during the three months ended June 30, 2008 and as such no cash was received from employees as a result of employee stock option exercises.
8. SUBSEQUENT EVENTS
None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENTS
This Form 10-Q may contain “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others, statements concerning the potential benefits that we may experience from its business activities and certain transactions it contemplates or has completed; and statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “opines,” or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent our company from achieving its stated goals include, but are not limited to, the following:
•	volatility or decline of our stock price;

•	potential fluctuation in quarterly results;

•	our failure to earn profits;

•	inadequate capital to expand our business, inability to raise additional capital or financing to implement our business plans;

•	changes in demand for our products and services;

•	rapid and significant changes in markets;

•	litigation with or legal claims and allegations by outside parties; and

•	insufficient revenues to cover operating costs.
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

OVERVIEW
General
We primarily conduct our operations through two product families:
•
Cereplast Compostables Resins® are renewable, ecologically-sound substitutes for petroleum-based plastics targeting primarily single-use disposables and packaging applications. We have commercialized more than 30 grades of Compostables Resins in this product line. These resins are compatible with existing manufacturing processes and equipment making them a substitute for traditional petroleum-based resins. We commercially introduced our Compostables line in November 2006.

•
Cereplast Hybrid Resins® potentially replace 50% or more of the petroleum content in traditional plastics with bio-based materials such as starches from plants. The Hybrid Resin line is able to offer similar properties to traditional polyolefins such as impact strength and heat deflection temperature. Hybrid Resins provide a viable alternative for brand owners and converters looking to partially replace petroleum-based resins in durable goods applications. Hybrid Resins address this need in a wide range of markets, including automotive, consumer goods, consumer electronics, medical, packaging, and construction. These resins are also compatible with existing manufacturing processes and equipment making them a substitute for traditional petroleum-based resins. We commercially introduced our first family of Hybrid Resins, Biopropylene™, in October 2007.

The lead time for customer testing (which includes the full product lifecycle necessary to for compostable products to receive compostable certifications) of our resins generally ranges from one to three years, or more depending upon the industry, the customer and the specific application. As of June 30, 2008, over 120 companies have requested and been provided with samples of our bioplastic resin, and 70 customers have purchased resin for trials and testing. Of these, 51 customers have advanced to prototype testing and qualification of more than 100 different product applications. As a result of successful testing and commercial product launches, some of our customers have signed multi-year supply contracts with increasing volume. In addition, over 15 customers, including Alcoa, Genpak, Innoware, Penley and Pace Industries, have commercialized and introduced over 85 different bioplastic products using our resin. For the quarter ended June 30, 2008, one customer accounted for more than 10% of total sales.
Trends and Uncertainties that May Impact Future Results of Operations
Sales. We record sales at the time that we ship our products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. We record sales net of sales discounts and allowances. For the six-month period ended June 30, 2008, we provided price incentives to several customers that entered into multi-year supply contracts for their initial purchase commitments to assist in testing and sample production. In the future, we may offer these incentives on a selected basis as we continue to grow our customer base. The amount of these incentives in the future periods will be a function of the growth of our customer base and the particular commercialization.
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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We monitor our estimates on an ongoing basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.
RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007
Sales
Gross sales increased by $502,441 or 90.1% to $1,059,957 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, and by $1,025,831 or 108.3% to $1,973,109 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Net sales increased by $569,586 or 117.5% for the three months ended June 30, 2008 compared to the three months ended June 30 and by $1,134,703 or 139.9% to $1,945,628 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The sales increase for each of the periods is attributable to volume growth in our bioplastic resins from both existing customers and new customers launching commercial applications with our resins. The difference in gross and net sales is a result of initial price discounts given to customers to assist in testing and sample production, provide support for marketing promotion and application development and reward achievement of commercialization milestones.
Gross Profit
Gross profit decreased by $14,100 or 23.8% from $(59,123) to $(73,223) for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and increased by $42,772 to $39,218 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. As a percentage of net sales, gross profit margin increased from (12.2)% for the three months ended June 30, 2007 to (6.9)% for the three months ended June 30, 2008 and from (0.4)% for the six months ended June 30, 2007 to 2.0% for the six months ended June 30, 2008. Gross margin improvements can be directly attributed to increased sales and production volumes for the three month and six-month periods. However, while capacity utilization in the Hawthorne facility continues to increase, we are still operating at a low capacity utilization rate. As such, management does not believe that the current gross margins are reflective of the target gross margins we should be able to achieve with increased utilization rates. Gross margins do not currently reflect our target gross margins as we are not operating at or near capacity, lack scale in the purchasing of certain raw materials, continue to introduce significant volumes of prototype product grades, optimize product formulations and manufacturing conditions to improve commercial viability and price products based upon future expected costs in order to promote rapid sales adoption. Management expects significant improvement over the next four quarters based upon improvements in manufacturing operations (including the start-up of the Seymour facility), higher levels of equipment utilization, operations at greater scale across all functions, and sales volumes with a higher percentage of commercially mature customers and applications.

Operating Expenses
•
Overall, total operating expenses increased by $1,165,903 or 59.3%, to $3,131,752 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and by $3,874,219 or 117.6% to $7,168,407 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, The increase for each of the periods is attributable to increased spending to support the commercial development and introduction of new products in our two resin families and the growth of our business.

•
Salaries and wages decreased by $85,853 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and increased by $395,461 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, and is attributable to head count increases across all departments to support the commercial introduction of our resins. Non-cash compensation increased by $364,190 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and by $1,876,971 for the six months ended June 20, 2008 compared to the six months ended June 30, 2007 as a result of our issuance of 559,646 restricted common shares valued at $220,463, together with the expense of $143,727 relating to employee stock options for the three months ended June 30, 2008 and 2,415,540 restricted common shares valued at $1,376,854 together with the expense of $143,727 relating to employee stock options for the six months ended June 30, 2008.

•
Marketing expense increased by $258,806 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and by $639,530 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase for each of the periods is attributable to increased spending to support the commercial expansion of the two families of resins and the development of a direct sales team.

•
Rent expense increased by $206,706 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and by $423,827 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Increases for each of the periods were the result of manufacturing and logistics expansions both at our Hawthorne facility and also at our new Seymour facility. We currently have our primary resin manufacturing operations in California and are in the process of completing a second manufacturing facility to join our present distribution facility in Indiana to support sales and production growth. Completion of the Seymour facility remains on track and is scheduled for start-up during the third quarter of 2008.

•
Research and development increased by $258,174 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and by $351,321 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Increase for each of the periods was the result of our expanding effort to develop both specific new grades of resins for current customer applications as well as additional standard grades of resins within the Hybrid family.

Net Loss
Net loss increased by $1,161,931 or 57.5%, to $3,181,366 for the three months ended June 30, 2008 compared to the three months ended June 30 2007 and by $$3,723,213 or 112.7% for the six months ended June 30, 2008 compared to the six months ended June 30, 2008. This increase in net loss was a result of increased operating expenses associated with the growth of our resin operations. We cannot guarantee when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES
We require working capital to fund our operations, including payments to finance our research and development and expand sales and marketing, to purchase equipment, service indebtedness, satisfy lease obligations and execute on our business plan and growth strategy. Based on our current cash position and to complete the development of our Seymour facility, we will be required to raise additional working capital, either through commercial debt financing or through the issuance of debt or equity securities. There is no assurance that we will be able to obtain additional sources of working capital on commercially reasonable terms when needed, or at all.
We had net unrestricted cash of $667,985 at June 30, 2008 compared to net unrestricted cash of $8,593,714 at December 31, 2007. The net decrease in unrestricted cash is attributed principally to the funding of operating activities and the purchase of equipment for our Seymour facility.
We had positive working capital (i.e. the difference between current assets and current liabilities) of $2,990,440 at June 30, 2008 compared to working capital of $10,083,658 at December 31, 2007. The decrease in working capital is attributed primarily to a decrease in our cash position.
During the six months ended June 30, 2008, we used $5,802,682 of cash for operating activities. The increase in the use of cash for operating activities was a result of increased manufacturing operating expenses, additional company staff resources and acquisition of significant raw materials to support business growth.
Cash used in investing activities to purchase and in construction of equipment for the Indiana manufacturing facility during the six months ended June 30, 2008 was $2,081,470 compared to $743,616 during the six months ended June 30, 2007.
Cash used in financing activities during the six months ended June 30, 2008 was $41,036 and relates to payments made under capital leases and term loans.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at June 30, 2008 and the effects such obligations are expected to have on our liquidity and cash flows in our future periods:

	Payments Due by Period
		Less Than	2-3	4-5	More Than
	Total	1 year	Years	Years	5 years
Capitalized lease obligations	$146,644	$78,365	$63,953	$4,326	$—
Purchase obligations	563,995	563,995	—	—	—
Indebtedness	9,537	9,537	—	—	—

	$720,176	$651,897	$63,953	$4,326	$—

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
We currently do not have any material debt, so we do not have interest rate risk from a liability perspective. We do have a significant amount of cash and short-term investments with maturities less than three months. This cash portfolio exposes us to interest rate risk as short-term investment rates can be volatile. Given the short-term maturity structure of our investment portfolio, and the high-grade investment quality of our portfolio, we believe that we are not subject to principal fluctuations and the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks.
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation required by the Securities Exchange Act of 1934 (the Exchange Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
ITEM 4T. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and SVP Finance & Business Development, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and SVP Finance & Business Development concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting
During the quarter ended June 30, 2008, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We were not required to include in our Annual Report on Form 10-KSB a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. At the end of the fiscal year 2008, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm will be required to report on the effectiveness of our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the Risk Factors as previously disclosed in Part I, “Item IA Risk Factors” in our Form 10-Q filed with the Securities and Exchange Commission on May 14, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We have issued the following unregistered securities during the three months ended June 30, 2008.
•	559,646 shares of Cereplast common stock valued at $212,663 to our directors and employees as part of their compensation.
All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of our Company or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Description

3.1	Articles of Incorporation(1)

3.2	Certificate of Amendment to the Articles of Incorporation dated February 26, 2003(1)

3.3	Certificate of Amendment to the Articles of Incorporation dated July 19, 2004(1)

3.4	Certificate of Amendment to the Articles of Incorporation dated March 18, 2005(1)

3.5	Bylaws(1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

(1)	Filed as an exhibit to the Form SB-2 Registration Statement declared effective on July 5, 2005 and incorporated herein by reference.

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

Date: August 14, 2008	CEREPLAST, INC.
	By:	/s/ Frederic Scheer
Frederic Scheer
Chairman, Chief Executive Officer

	By:	/s/ Stephan Garden
Stephan Garden
Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***