Form 10-Q
period 2008-09-30
Cereplast Inc
filed 2008-11-14
CIK 1324759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 333-126378
CEREPLAST, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	91-2154289 (I.R.S. Employer Identification No.)

3411-3433 West El Segundo Boulevard Hawthorne, California (Address of Principal Executive Office)	90250 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 14, 2008: 275,499,948

CEREPLAST, INC.
FORM 10-Q

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or the “Company” mean Cereplast, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CEREPLAST, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$955,315	$8,593,714
Accounts Receivable, Net	749,220	431,020
Inventory, Net	2,917,884	1,827,667
Prepaid Expenses	214,581	67,590

Total Current Assets	4,837,000	10,919,991

Property and Equipment
Property and Equipment	5,681,158	2,847,956
Accumulated Depreciation and Amortization	(996,881)	(596,361)

Net Property and Equipment	4,684,277	2,251,595

Other Assets
Restricted Cash	72,417	72,892
Investments	500	500
Intangibles, Net	127,705	18,721
Deposits	40,527	30,478

Total Other Assets	241,149	122,591

Total Assets	$9,762,426	$13,294,177

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$1,968,938	$600,289
Other Payables	39,122	146
Accrued Expenses	573,598	152,947
Capital Leases, Current Portion	58,578	71,812
Loan Payable, Current Portion	6,730	11,139

Total Current Liabilities	2,646,966	836,333

Long-Term Liabilities
Capital Leases	47,149	87,440
Loan Payable	—	3,874

Total Long-Term Liabilities	47,149	91,314

Total Liabilities	2,694,115	927,647

Shareholders’ Equity
Preferred Stock, $0.001 par value; 5,000,0000 authorized preferred shares	—	—
Common Stock, $0.001 par value; 495,000,000 authorized shares; 275,499,948 shares & 259,302,409 shares issued and outstanding, respectively	275,500	259,302
Additional Paid in Capital	33,522,934	28,730,547
Retained Earnings/(Deficit)	(26,724,322)	(16,623,319)
Other Comprehensive Income (Loss)	(5,801)	—

Total Shareholders’ Equity	7,068,311	12,366,530

Total Liabilities and Shareholders’ Equity	$9,762,426	$13,294,177

See accompanying notes to unaudited consolidated financial statements.

CEREPLAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE THREE MONTHS AND NINE MONTHS ENDED
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	9/30/2008	9/30/2007	9/30/2008	9/30/2007
GROSS SALES	$1,427,902	$661,742	$3,401,011	$1,609,020
Sales Discounts, Returns & Allowances	(18,035)	(29,499)	(45,516)	(165,852)

NET SALES	1,409,867	632,243	3,355,495	1,443,168

COST OF SALES	1,470,045	514,697	3,376,455	1,329,176

GROSS PROFIT	(60,178)	117,546	(20,960)	113,992

OPERATING EXPENSES
Depreciation and Amortization	141,879	108,162	407,626	256,374
Financing Discount Costs	—	—	—	816,385
Marketing Expense	314,765	47,699	995,125	88,529
Professional Fees	239,257	310,466	795,571	541,544
Rent Expense	194,330	111,392	722,315	215,550
Research and Development	267,589	148,627	813,889	343,606
Salaries & Wages	926,643	837,320	2,490,129	1,948,766
Salaries & Wages — Stock Based Compensation	352,762	—	2,229,733	—
Other Operating Expenses	576,528	281,596	1,727,772	928,696

TOTAL OPERATING EXPENSES	3,013,753	1,845,262	10,182,160	5,139,450

LOSS FROM OPERATIONS BEFORE OTHER INCOME(EXPENSES)	(3,073,931)	(1,727,716)	(10,203,120)	(5,025,458)

OTHER INCOME (EXPENSES)
Interest Income	5,885	133,624	120,934	153,439
Interest Expense	(7,182)	(7,963)	(18,817)	(32,598)

	(1,297)	125,661	102,117	120,841

LOSS BEFORE PROVISIONS FOR TAXES	(3,075,228)	(1,602,055)	(10,101,003)	(4,904,617)

Provision for Taxes	—	—	—	—

NET LOSS	(3,075,228)	(1,602,055)	(10,101,003)	(4,904,617)

OTHER COMPREHENSIVE LOSS
Loss on Foreign Currency Translation	(5,260)	—	(5,801)	—

TOTAL COMPREHENSIVE LOSS	$(3,080,488)	$(1,602,055)	$(10,106,804)	$(4,904,617)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.04)	$(0.02)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	265,144,443	258,179,019	262,154,367	231,570,067

See accompanying notes to unaudited consolidated financial statements.

CEREPLAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
(UNAUDITED)

	NineMonths Ended
	9/30/2008	9/30/2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,101,003)	$(4,904,617)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	407,626	256,374
Bad debt expense	40,728	—
Financing Discount Costs	—	816,385
Common Stock Issued for Services, Salaries & Wages	2,287,525	863,232
(Increase) Decrease in:
Accounts Receivable	(358,928)	(162,318)
Inventory	(1,090,217)	(936,695)
Deposits	(10,049)	(13,031)
Prepaid Expenses	(146,991)	(5,952)
Restricted Cash	475	—
Intangibles	(116,090)	—
Increase (Decrease) in:
Accounts Payable	1,368,649	(85,086)
Other Payables	38,976	(186)
Accrued Expenses	420,651	151,331

NET CASH USED IN OPERATING ACTIVITIES	(7,258,648)	(4,020,563)

NET CASH USED IN INVESTING ACTIVITIES:
Purchase of property and equipment, and intangibles	(2,833,202)	(1,286,827)

NET CASH USED IN INVESTING ACTIVITIES	(2,833,202)	(1,286,827)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Shareholder Loans	—	(372,074)
Payments on Credit Lines	—	(47,468)
Payments on Capital Leases	(53,524)	14,381
Payments on Notes Payable	—	(250,000)
Payments on Term Loan Payable	(8,283)	(7,748)
Proceeds from issuance of common stock and subscription receivable	2,521,059	16,738,115

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,459,252	16,075,206

FOREIGN CURRENCY TRANSLATION	(5,801)	—

NET (DECREASE)/ INCREASE IN CASH	(7,638,399)	10,767,816

CASH, BEGINNING OF PERIOD	8,593,714	205,022

CASH, END OF PERIOD	$955,315	$10,972,838

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
During the nine months ended September 30, 2008, the Company issued 11,988,636 shares in exchange for gross proceeds of $2,637,500 under a private placement. During the nine months ended September 30, 2007 the company issued 5,168,645 shares in exchange for gross proceeds of $1,830,000 in advance on its Equity Line of Financing and 45,826,052 shares in exchange for gross proceeds of $16,815,100 under various private placements. For the nine months ended September 30, 2008 and 2007, the Company paid $7,963 and $32,598, respectively, in cash for interest and $0 for taxes.
SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
During the nine months ended September 30, 2008, the Company issued 4,208,902 shares, valued at $1,796,972 for services to employees and 268,809 shares valued at $57,793 for services to third parties. The Company also recognized $432,761 of expense related to vesting of employee stock options for the nine months ended September 30, 2008. During the nine months ended September 30, 2007, the Company issued 4,282,054 shares, valued at $2,321,599 for services The Company has no employee stock option plan for the nine months ended September 30, 2007.
See accompanying notes to unaudited consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
1. ORGANIZATION AND LINE OF BUSINESS
Organization
We were incorporated on September 29, 2001 in the State of Nevada under the name of Biocorp North America Inc. On March 18, 2005, we filed an amendment to our certificate of incorporation to change our name to Cereplast, Inc.
Line of Business
We have developed and are commercializing proprietary bio-based resins through two complementary product families: Cereplast Compostables Resins®, a renewable, ecologically sound substitute for petroleum-based plastics and Cereplast Hybrid Resins®, which potentially replace up to 50% of the petroleum-based content of traditional plastics with materials from renewable resources. Our resins are competitively priced compared to petroleum-based plastic resins and can be converted into finished products using conventional manufacturing equipment without additional capital investment by downstream converters.
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
We primarily conduct our operations through two product families:
•
Cereplast Compostables Resins™ are renewable, ecologically-sound substitutes for petroleum-based plastics targeting primarily single-use disposables and packaging applications. We offer 11 commercial grades of Compostables Resins in this product line. These resins are compatible with existing manufacturing processes and equipment making them a substitute for traditional petroleum-based resins. We commercially introduced our Compostables line in November 2006.

•
Cereplast Hybrid Resins™ potentially replace up to 50% of the petroleum content in traditional plastics with bio-based materials such as industrial starches sourced from plants. The Hybrid Resin line is designed to offer similar properties to traditional polyolefins such as impact strength and heat deflection temperature. Hybrid Resins provide a viable alternative for brand owners and converters looking to partially replace petroleum-based resins in durable goods applications. Hybrid Resins address this need in a wide range of markets, including automotive, consumer goods, consumer electronics, medical, packaging, and construction. These resins are also compatible with existing manufacturing processes and equipment making them a substitute for traditional petroleum-based resins. We commercially introduced our first family of Hybrid Resins, Biopropylene™, in October 2007.

As of September 30, 2008, over 150 companies have requested and been provided with samples of our bioplastic resin and 80 customers have purchased resin for trials and testing. Of these, 60 customers have advanced to prototype testing and market qualification aimed at more than 100 different product applications. Eighteen customers, including WNA, Alcoa, Genpak, Innoware, Penley and Pace Industries, have commercialized and introduced over 85 different bioplastic products using our resins.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the financial condition and results of operations of our wholly-owned subsidiary, Cereplast International, S.A., a Luxembourg company organized during the period for the purpose of conducting sales operations in Europe. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for year ending December 31, 2008. For further information, refer to the financial statements for the year ended December 31, 2007 and notes thereto included in our Annual Report on Form 10-KSB, filed on March 17, 2008.
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
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. We do not expect SFAS 160 to have a material impact on our results of operations or financial condition.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No.115. SFAS 159 provides companies with an option to measure, at specified election dates, certain financial instruments and other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in its financial results during each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect SFAS 159 to have a material impact on our results of operations or financial condition.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 “Amendment of Topic 14, Share-Based Payment”. SAB 110 expresses the views of the Staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS 123R (revised 2004). We do not expect SAB 110 to have a material impact on our results of operations or financial condition.
Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. At various times throughout the year, we may have exceeded federally insured limits.
Concentration of Credit Risk
We had unrestricted cash, cash equivalents, and short-term investments, totaling $955,315 at September 30, 2008 and $8,593,714 at December 31, 2007. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of September 30, 2008 all of our investments were held in money market accounts and short-term instruments. We actively monitor changes in interest rates.
Other Concentration
During the quarter ended September 30, 2008, we had one significant supplier that accounted for 47.8% of total cost of goods sold and had one significant customer, Pace Industries, Inc. that accounted for 70.6% of total sales. No other supplier or customer accounted for more than 10% of sales during this period. For the nine months ended September 30, 2008 this same customer accounted for 58.8% of total sales.
Restricted Cash
We had restricted cash in the amount of $72,417 at September 30, 2008 and $72,892 at December 31, 2007. The restricted cash amount consists of a “Certificate of Deposit” which supports a “Letter of Credit” for a leased facility.
Fair Value of Financial Instruments
The carrying amounts of our financial instruments as of September 30, 2008 and December 31, 2007, which include cash equivalents, accounts receivable, unbilled receivables, accounts payable, accrued expenses, and advances on financing from investors, approximate their fair values due to the short-term nature of these instruments.
Accounts Receivable
We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management performs a review of the receivables past due from the customers on a monthly basis and reserves against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was $52,027 as of September 30, 2008 and $11,299 as of December 31, 2007.

Inventories
Inventories are stated at the lower of cost (first-in, first-out basis) or market, and consist primarily of raw materials used in the manufacturing of bioplastic resins, finished bioplastic resins and finished goods. Inventories are reviewed for excess and obsolescence and a reserve is established accordingly. During the three months ended September 30, 2008, an obsolescence reserve of $115,000 was established and charged as cost of sales. As of September 30, 2008 and December 31, 2007, the inventories are as follows:

	9/30/08	12/31/07
Raw Materials	$921,516	$1,214,519
Bioplastic Resins	1,733,431	472,195
Finished Goods	338,679	126,039
Packaging Materials	39,258	14,264
Promo & Misc.	—	650
Reserve for Obsolescence	(115,000)	—

Inventories, Net	$2,917,884	$1,827,667

Property and Equipment
Property and equipment are stated at cost, and depreciation is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are between five and seven years. Repairs and maintenance expenditures are charged to expense as incurred. Property and equipment consist of:

	9/30/08	12/31/07
Equipment	$2,550,972	$2,371,194
Construction in Progress	2,582,029	—
Furniture & Fixtures	325,738	284,613
Leasehold Improvements	222,419	192,149

	5,681,158	2,847,956
Less Accumulated Depreciation	(996,881)	(596,361)

Net Property and Equipment	$4,684,277	$2,251,595

Intangibles
Intangibles are stated at cost and consist primarily of patents and trademarks. Amortization is computed on the straight-line method over the estimated life of these assets, estimated to be between five and 15 years.

	9/30/08	12/31/07
Intangibles	$143,457	$27,805
Less Accumulated Amortization	(15,752)	(9,084)

Net Intangibles	$127,705	$18,721

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
Marketing and Advertising
We expense marketing and advertising costs as incurred. Marketing and advertising costs for the three months ended September 30, 2008 and 2007 were $314,765 and $47,699, respectively and for the nine months ended September 30, 2008 and 2007 were $995,125 and $88,529, respectively.
Research and Development Costs
Research and development costs are charged to expense as incurred. These costs consist primarily of research with respect to new grades of bioplastic resins, testing of both the bioplastic resins as well as testing of finished products made from the bio-based resins. The costs for the three months ended September 30, 2008 and 2007 were $267,589 and $148,627, respectively, and for the nine months ended September 30, 2008 and 2007 were $813,889 and $343,606, respectively.
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
On March 29, 2005, the SEC published SAB No. 107, which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation be classified in the same expense line items as cash compensation. We have reclassified stock-based compensation from prior periods to correspond to current period presentation within the same operating expense line items as cash compensation paid to employees.
Loss per Share Calculations
We adopted SFAS No. 128 for the calculation of “Loss per Share.” SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Our diluted loss per share is the same as the basic loss per share for the three and nine months ended September 30, 2008 and 2007 as the inclusion of any potential shares would have had an anti-dilutive effect due to us generating a loss.

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
3. LEASES
We currently operate out of two main locations in Hawthorne, California and Seymour, Indiana. The various leases underlying these two facilities are summarized below:
California Facilities — The Hawthorne facility is comprised of two contiguous building spaces covering an aggregate of 55,000 square feet that serve as our main corporate office, research and development lab, production facility and a second separate 30,000 square foot facility that serves as an additional logistic center. The Hawthorne facility is subject to four operating leases:
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
Indiana Facility — The 105,000 square foot Seymour facility is currently used as a distribution facility for our products; construction and installation of our first production line is mechanically completed and now undergoing final stages of start-up preparation and commissioning. The Seymour facility is subject to a lease with monthly rents of $25,000 expiring in January 2018.
4. LOAN PAYABLE
During the year ended December 31, 2004, we obtained a term loan payable in the amount of $50,000, which bears interest at the rate of 6.75% per annum and matures in April 2009. The monthly payments are $984 with principal and interest. The future payments as of September 30, 2008 for the loan payable are as follows:

Year ending December 31,
2008	$2,856
2009	3,874

6,730
Less Current Portion of Loan Payable	(6,730)

Long Term Portion of Loan Payable	$—

5. INCOME TAX
We are subject to U.S. and California income tax. Subject to limited statutory exceptions, we are no longer subject to federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2004. We are not presently liable for any income taxes nor are we undergoing any tax examinations by the Internal Revenue Service. We adopted the provision of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes on January 1, 2007. No Deferred Tax Assets and Deferred Tax Liabilities are included in the balance at December 31, 2007 and September 30, 2008. Our policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.
6. STOCK OPTIONS
We have an Employee Stock Option Plan (the “Plan”). Under the Plan, the Board of Directors may issue incentive and non-qualified stock options to our employees. Under this Plan, options are granted at the fair market value at the date of grant, and generally expire at the end of five or ten years and vest in accordance with a vesting schedule determined by our Board of Directors, usually immediately or over a three-year period with one-third vested on the grant date and in three equal annual installments vesting on each anniversary date thereafter. As of September 30, 2008, 13.375 million shares were available for future grants under the Plan. We settle stock option exercises with newly issued common shares. The following is a summary of stock option activity (in thousands, except per share data):

	Nine months ended
	September 30, 2008
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding—beginning of year	11,625	$0.56
Granted at fair value	—	—
Exercised	—	—
Canceled/forfeited	1,126	—

Outstanding—end of quarter	10,499	0.56

Options exercisable at quarter-end	5,847	$0.56

The following table summarizes information about stock options as of September 30, 2008 (in thousands, except per share data):

	Options Outstanding				Options Exercisable
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic		Exercise	Contract	Intrinsic
Range of Exercise Prices	Shares	Price	Life	Value	Shares	Price	Life	Value
$0.0-$0.56	10,499	$0.56	5.27	$—	5,847	$0.56	4.72	$—

Total unrecognized compensation costs related to non-vested awards was approximately $1.297 million as of September 30, 2008. These non-vested awards are expected to be exercised over the weighted average period of 5.95 years.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our average stock price of $0.26 during the three months ended September 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. Based on the average stock price during the three months ended September 30, 2008, there were no in-the-money options exercisable as of September 30, 2008.
No options were granted and no shares vested during the three months ended September 30, 2008. Additionally, no options were exercised during the three months ended September 30, 2008 and as such no cash was received from employees as a result of employee stock option exercises.
7. CAPITAL STOCK
During the three months ended September 30, 2008, we issued shares of common stock in a private placement transaction completed on September 8, 2008, which was made in reliance upon an exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). We issued 11,988,636 restricted shares of common stock for gross cash proceeds of $2,637,500, less related fees and expenses in the amount of $116,441.
8. SUBSEQUENT EVENTS
On October 21, 2008, we received funds of $212,500 pursuant to a loan agreement with one of our shareholders, Mrs. Nathalie Leblanc, a sibling of our Chief Executive Officer, in the amount of $212,500. The loan, which is secured by the assets of the Company up to the value of the loan, bears no interest and is repayable on or before January 15, 2009 at our discretion in cash or 1,450,000 shares of Cereplast common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENTS
This Form 10-Q may contain “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others, statements concerning the potential benefits that we may experience from its business activities and certain transactions it contemplates or has completed; and statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “opines,” or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent our company from achieving its stated goals include, but are not limited to, the following:
•	potential fluctuation in quarterly results;
•	our failure to earn profits;
•	inadequate capital to expand our business, inability to raise additional capital or financing to implement our business plans;
•	changes in demand for our products and services;
•	rapid and significant changes in markets;
•	successful commencement of operations at our new Seymour facility and relocation of manufacturing activities from California to Indiana
•	failure to commercialize new grades of resin being pursued in our technical / market development “pipeline”;
•	litigation with or legal claims and allegations by outside parties; and
•	insufficient revenues to cover operating costs.
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

OVERVIEW
General
We primarily conduct our operations through two product families:
•
Cereplast Compostables Resins® are renewable, ecologically-sound substitutes for petroleum-based plastics targeting primarily single-use disposables and packaging applications. We offer 11 commercial grades of Compostables Resins in this product line. These resins are compatible with existing manufacturing processes and equipment making them a substitute for traditional petroleum-based resins. We commercially introduced our Compostables line in November 2006.

•
Cereplast Hybrid Resins® potentially replace up to 50% of the petroleum content in traditional plastics with bio-based materials such as industrial starches sourced from plants. The Hybrid Resin line is designed to offer similar properties to traditional polyolefins such as impact strength and heat deflection temperature. Hybrid Resins provide a viable alternative for brand owners and converters looking to partially replace petroleum-based resins in durable goods applications. Hybrid Resins address this need in a wide range of markets, including automotive, consumer goods, consumer electronics, medical, packaging, and construction. These resins are also compatible with existing manufacturing processes and equipment making them a substitute for traditional petroleum-based resins. We commercially introduced our first family of Hybrid Resins, Biopropylene®, in October 2007.

The lead time for customer testing (which, for compostable products, includes the full product lifecycle necessary to receive compostable certifications) of our resins generally ranges from one to three years, or more depending upon the industry, the customer and the specific application. As of September 30, 2008, over 150 companies have requested and been provided with samples of our bioplastic resin and 80 customers have purchased resin for trials and testing. Of these, 60 customers have advanced to prototype testing and qualification aimed atmore than 100 different product applications. As a result of successful testing and commercial product launches, some of our customers have signed multi-year supply contracts with increasing volume. In addition, 18 customers, including WNA, Alcoa, Genpak, Innoware, Penley and Pace Industries, have commercialized and introduced over 85 different bioplastic products using our resin. For the quarter ended September 30, 2008, one customer accounted for more than 10% of total sales.
Trends and Uncertainties that May Impact Future Results of Operations
Global Market and Economic Conditions. Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the third quarter of 2008. For the nine-month period ended September 30, 2008, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. In the third quarter, added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government provided loan to American International Group Inc. and other federal government interventions in the US credit markets lead to increased market uncertainty and instability in both US and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have in recent weeks subsequent to the end of the quarter contributed to volatility of unprecedented levels.
As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has lead many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers. If these market conditions continue, they may limit our ability, and the ability of our customers, to timely replace maturing liabilities, and access the capital markets to meet liquidity needs, resulting in an adverse effects on our financial condition and results of operations.

Sales. We record sales at the time that we ship our products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. We record sales net of sales discounts and allowances. For the nine- month period ended September 30, 2008, we provided price incentives to several customers that entered into multi-year supply contracts for their initial purchase commitments to assist in testing and sample production. In the future, we may offer these incentives on a selected basis as we continue to grow our customer base. The amount of these incentives in the future periods will be a function of the growth of our customer base and the particular commercialization.
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
Expansion of Operations. Through the remainder of 2008, we will incur increased operating expenses in connection with the commissioning of our second manufacturing facility in Seymour, Indiana, including expenses related to increased headcount as well as the costs of starting up the second facility. In addition, investments in property and equipment, will result in increased depreciation expenses in future periods following the commencement of continuous commercial operations, currently expected by the end of the fourth quarter of 2008 or beginning of the first quarter of 2009.
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
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007
Sales
Gross sales increased by $766,160 or 115.8% to $1,427,902 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Net sales increased by $777,624 or 123% to $1,409,867 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The sales increase for the period is attributable to volume growth in our bioplastic resins from both existing customers and new customers launching commercial applications with our resins. The difference in gross and net sales is a result of initial price discounts given to customers to assist in testing and sample production, provide support for marketing promotion and application development and reward achievement of commercialization milestones.

Gross Profit
Gross profit decreased by $177,724 or 151.2% from $117,546 to $(60,178) for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. As a percentage of net sales, gross profit margin decreased from 18.6% for the three months ended September 30, 2007 to (4.3)% for the three months ended September 30, 2008. The decrease in gross margin is largely attributable to increases in raw material costs and associated freight costs, as well as the inclusion of a reserve for inventory obsolescence of $115,000 charged to cost of sales in the period following a review of development grade resin stocks to reflect replacement by grades with improved performance characteristics and customer acceptance following an extensive business review and recently implemented organizational cost and efficiency improvements. While capacity utilization in the Hawthorne facility continues to increase, we are still operating at a low capacity utilization rate. As such, management does not believe that the current gross margins are reflective of the target gross margins we should be able to achieve with increased utilization rates. Management expects significant improvement over the next five quarters based upon improvements in manufacturing operations (including the start-up of the Seymour facility and step-wise relocation of Compostable Resin® operations from California to Indiana), higher levels of equipment utilization, operations at greater scale across all functions, recently implemented cost and organizational efficiency improvements, and sales volumes with a higher percentage of commercially mature customers and applications.
Operating Expenses
•
Overall, total operating expenses increased by $1,168,491, including non-cash-related expense of $410,556, or 63.3%, to $3,013,753 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The increase for the period is attributable to increased spending to support the commercial development and introduction of new products in our two resin families and the growth of our business.

•
Salaries and wages increased by $89,323 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, and is attributable to head count increases across all departments to support the commercial introduction of our resins and upgrading of our business processes. Non-cash compensation increased by $352,762 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 as a result of our issuance of 964,908 restricted common shares valued at $207,455, together with the expense of $145,307 relating to employee stock options for the three months ended September 30, 2008.

•
Marketing expense increased by $267,066 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The increase for the period is attributable to increased spending to support the commercial expansion of the two families of resins and the development of a direct sales team.

•
Rent expense increased by $82,938 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The increase for the period was the result of manufacturing and logistics expansions both at our Hawthorne facility and also at our new Seymour facility. We currently have our primary resin manufacturing operations in California and are in the process of completing a second manufacturing facility to join our present distribution facility in Indiana to support sales and production growth. Commissioning of the Seymour facility is underway and continuous commercial production is presently expected in the first quarter of 2009.

•
Research and development increased by $118,962, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Increase for each of the periods was the result of our expanding effort to develop both specific new grades of resins for current and targeted customer applications as well as additional standard grades of resins within the Hybrid family.

Net Loss
Net loss increased by $1,473,173 or 92%, to $3,075,228 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This increase in net loss was a result of increased operating expenses associated with the growth of our resin operations.
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007
Sales
Gross sales increased by $1,791,991 or 111.4% to $3,401,011 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Net sales increased by $1,912,327 or 132.5% to $3,355,495 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The sales increase for the period is attributable to volume growth in our bioplastic resins from both existing customers and new customers launching commercial applications with our resins. The difference in gross and net sales is a result of initial price discounts given to customers to assist in testing and sample production, provide support for marketing promotion and application development and reward achievement of commercialization milestones.
Gross Profit
Gross profit decreased by $134,952 to $(20,960) for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. As a percentage of net sales, gross profit margin decreased from 7.9% for the nine months ended September 30, 2007 to (0.6)% for the nine months ended September 30, 2008. The decrease in margin can be attributed to increases in raw material costs and associated freight costs experienced in the third quarter of 2008 as well as the inclusion of a $115,000 charge to cost of sales to establish a reserve for inventory obsolescence following an extensive business review and recently implemented organizational cost and efficiency improvements, including a review of development grade resin stocks, despite increased sales and production volumes. While capacity utilization in the Hawthorne facility continues to increase, we are still operating at a low capacity utilization rate. As such, management does not believe that the current gross margins are reflective of the target gross margins we should be able to achieve with increased utilization rates. Management expects significant improvement over the next five quarters based upon improvements in manufacturing operations (including the start-up of the Seymour facility and step-wise relocation of Compostables Resin® operations), higher levels of equipment utilization, operations at greater scale across all functions, recently implemented organizational cost and efficiency improvements, and sales volumes with a higher percentage of commercially mature customers and applications.
Operating Expenses
•
Overall, total operating expenses increased by $5,042,710, including non-cash-related expenses of $2,287,526, or 98.1% to $10,182,160 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase for the period is attributable to increased spending to support the commercial development and introduction of new products in our two resin families and the growth of our business.

•
Salaries and wages increased by $541,363 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, and is attributable to head count increases across all departments to support the commercial introduction of our resins and upgrading of our business processes. Non-cash compensation increased by $2,229,733 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 as a result of our issuance of 4,208,902 restricted common shares valued at $1,796,975, together with the expense of $432,761 relating to employee stock options for the nine months ended September 30, 2008.

•
Marketing expense increased by $906,596 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase for the period is attributable to increased spending to support the commercial expansion of the two families of resins and the development of a direct sales team.

•
Rent expense increased by $506,765 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase for the period was the result of manufacturing and logistics expansions both at our Hawthorne facility and also at our new Seymour facility. We currently have our primary resin manufacturing operations in California and are in the process of completing a second manufacturing facility to join our present distribution facility in Indiana to support sales and production growth. Commissioning of the Seymour facility is underway and we expect continuous commercial production in the first quarter of 2009.

•
Research and development increased by $470,283 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase for the period was the result of our expanding effort to develop both specific new grades of resins for current and targeted customer applications as well as additional standard grades of resins within the Hybrid family.

Net Loss
Net loss increased by $5,196,386 or 105.9%, to $10,101,003 for the nine months ended September 30, 2008 compared to the three months ended September 30 2007. This increase in net loss was a result of increased operating expenses associated with the growth of our resin operations. We cannot guarantee when or if revenue will exceed operating costs.
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
We had net unrestricted cash of $955,315 at September 30, 2008 compared to net unrestricted cash of $8,593,714 at December 31, 2007. The net decrease in unrestricted cash is attributed principally to the funding of operating activities and the purchase of equipment for our Seymour facility.
We had positive working capital (the difference between current assets and current liabilities) of $2,190,034 at September 30, 2008 compared to working capital of $10,083,658 at December 31, 2007. The decrease in working capital is attributed primarily to a decrease in our cash position.
During the nine months ended September 30, 2008, we used $7,258,648 of cash for operating activities. The increase in the use of cash for operating activities was a result of increased manufacturing operating expenses, additional company staff resources and acquisition of significant raw materials to support business growth.
Cash used in investing activities to purchase and in construction of equipment for the Indiana manufacturing facility during the nine months ended September 30, 2008 was $2,833,202 compared to $1,286,827 during the nine months ended September 30, 2007.

Cash provided by financing activities during the nine months ended September 30, 2008 was $2,459,251 and was provided by proceeds of a private placement of shares of our common stock.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at September 30, 2008 and the effects such obligations are expected to have on our liquidity and cash flows in our future periods:

	Payments Due by Period
		Less Than	2-3	4-5	More Than
	Total	1 year	Years	Years	5 years
Capitalized lease obligations	$113,757	$76,764	$35,718	$1,275	$—
Purchase obligations	345,530	345,530	—	—	—
Indebtedness	6,730	6,730	—	—	—

	$466,017	$429,024	$35,718	$1,275	$—

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
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well-designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.
ITEM 4T. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and SVP Finance & Business Development, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and SVP Finance & Business Development concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
During the quarter ended September 30, 2008, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We were not required to include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm in our Annual Report on Form 10-KSB due to a transition period established by rules of the SEC for newly-public companies. At the end of the fiscal year 2008, our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in matters that may harm our business may arise from time to time. We are currently not aware of nor have any knowledge of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We have issued the following unregistered securities during the three months ended September 30, 2008:
•	964,908 shares of our common stock valued at $207,455 to our directors and employees as part of their compensation.
•	268,809 shares of our common stock valued at $57,794 to third parties for services rendered in the period.
•	11,988,636 shares of our common stock to accredited investors for gross proceeds of $2,637,500.
All of the offerings and sales above were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act, No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, our business associates or our executive officers, and transfers of the securities were restricted by us in accordance with the requirements of the Securities Act. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, were capable of analyzing the merits and risks of their investment, and understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our SEC filings.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
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

Date: November 14, 2008	CEREPLAST, INC.
	By:	/s/ Frederic Scheer
Frederic Scheer
Chairman, Chief Executive Officer

	By:	/s/ Stephan Garden
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