Form 10-K
period 2008-12-31
Cereplast Inc
filed 2009-03-31
CIK 1324759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 333-126378
Cereplast, Inc.
(Exact name of registrant as specified in its charter)

Nevada	91-2154289
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3411-3433 West El Segundo Boulevard
Hawthorne, California	90250
(Address of principal executive office)	(Zip Code)
(310) 676-5000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: [NONE]
Securities registered pursuant to Section 12(g) of the Act: [NONE]
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K Section 229.405 is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2008, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was approximately $52,895,359, based upon the closing sales price of the registrant’s common stock on the Over the Counter Bulletin Board on June 30, 2008 of $0.38 per share.
As of March 20, 2009, 298,431,177 shares of the registrant’s Common Stock were outstanding.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
In this annual report, references to “Cereplast, “CERP”, “the Company,” “we,” “us,” and “our” refer to Cereplast, Inc. Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled “Business,” “Management’s Discussion and Analysis and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “could,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “goal,” or “continue” or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to, our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under US federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

PART I
Item 1. Business
GENERAL
History
We were incorporated on September 29, 2001 in the State of Nevada under the name of Biocorp North America Inc. On March 18, 2005, we filed an amendment to our certificate of incorporation to change our name to Cereplast, Inc.
Overview
We have developed and are commercializing new proprietary bio-based resins through two complementary product families: Cereplast Compostables® resins, renewable, ecologically sound substitutes for petroleum-based plastics; and Cereplast Hybrid Resins®, which replace up to 50% of the petroleum-based content of traditional plastics, like polypropylene, with materials from renewable resources. Our resins aim to be competitively-priced compared to petroleum-based plastic resins and can be converted into finished products on conventional manufacturing equipment without significant capital investment by downstream converters.
The demand for clean and renewable sources for materials, such as bioplastics, and their resulting end-use products is being driven globally by a variety of factors including: environmental sustainability initiatives, energy, security and price volatility and health and environmental concerns. These factors, together with enabling legislative initiatives at the local and state and federal level, have stimulated commercialization programs and consumption of bioplastics across many industry sectors.
We are a full-service resin solution provider and are uniquely positioned to capitalize on the rapidly increasing demand for sustainable and environmentally friendly alternatives to traditional plastic products.
We primarily conduct our operations through two product families:
•	Cereplast Compostables® Resins are renewable, ecologically-sound substitutes for petroleum-based plastics targeting primarily single-use disposables and packaging applications. We offer 14 commercial grades of compostable resins in this product line. These resins are compatible with existing manufacturing processes and equipment making them a ready substitute for traditional petroleum-based resins. We commercially introduced our Compostables line in November 2006.

•	Cereplast Hybrid Resins® replace up to 50% of the petroleum content in conventional plastics with bio-based materials such as industrial starches sourced from plants. The Hybrid Resin line is designed to offer similar properties to traditional polyolefins such as impact strength and heat deflection temperature, and is compatible with existing converter processes and equipment. Hybrid Resins provide a viable alternative for brand owners and converters looking to partially replace petroleum-based resins in durable goods applications. Hybrid Resins address this need in a wide range of markets, including automotive, consumer goods, consumer electronics, medical, packaging and construction. We commercially introduced our first grade of Hybrid Resin, Hybrid 150, at the end of 2007. We currently offer two commercial grades in this product line.
Business Strengths
Our competitive strengths position us well in the markets we choose to serve and reinforce our ability to execute our substantial growth plans.
Technology Leadership and Processing Expertise. We are a technology leader in the development of bio-based resins. As of December 31, 2008, our intellectual property includes 30 formulation patents and pending patent applications on a worldwide basis. Our unique formulation technology and proprietary manufacturing expertise, in-depth customer and product knowledge and patent portfolio provide us with a strong competitive position. We leverage our expertise toward the design and adoption of new resins that can be rapidly commercialized by our customers.
Competitive Pricing with Traditional Plastic. Our bio-resins aim to be priced as competitively as possible to petroleum-based plastic alternatives. We have the capability to work with multiple polymer families and sustainable additive families when manufacturing our resins. This gives us the ability to effectively source abundant and low-cost, renewable natural resources from various sources including industrial starches, PLA, PHA, recycled bioplastic polymers and other bio-based virgin polymers. The flexibility to continuously choose between various raw materials as market prices change allows us to consistently be more price competitive with traditional petroleum-based alternatives than many other bio-based competitors. We feel this unique breadth of feedstock options and pricing leadership commitment will further market adoption of our products as demand for renewable and clean alternatives to petroleum-based plastics increases in the future and as bio-based alternatives improve in performance and cost.

Scalable and Low-Cost Manufacturing Platform. Our proprietary process to manufacture our resins is modular and scalable in nature, which we believe will allow us to readily expand manufacturing capacity at relatively low incremental cost. Our capital requirement is approximately $6 million for every additional 50 million pounds of capacity. Our manufacturing equipment can be used for both the Cereplast Compostables® and Cereplast Hybrid Resins® lines interchangeably. All of the manufacturing equipment we are installing today is readily available from multiple manufacturers. Our new facility in Seymour, Indiana, which is currently mechanically completed but in standby mode pending the outcome of several major customer contracting discussions, will operate at manufacturing costs and a logistics scale comparable to traditional plastics compounding leaders. The Seymour location competiveness is supported further by its attractive location close to feedstock sources and major plastics converters.
Close Consultative Relationship with Customers. We are a solution provider to both brand owners and converters. We have built a team of skilled technologists with experience in the design and performance characteristics of our resins. Our formulation, processing and dispersion technologies allow us to create proprietary bio-resin blends to meet the specific needs of our converter clients for various end products. We work closely with our customers to understand their needs and develop solutions to address their customer base. Our market reach continues to expand and develop beyond the United States to include Europe, Latin America and Asia.
Highly Experienced Management and Technical Team. Senior management has extensive experience developing, manufacturing, marketing and selling plastics and specialty chemicals. This team is composed of veterans from the bioplastics, specialty chemicals, traditional plastics and process engineering industries. In bioplastics alone, our team has over 75 years of cumulative experience despite the young state of market development.
Business Strategy
Target High-Growth Segments with Commercial Products. We believe that bioplastics will continue to take market share from petroleum-based plastics as technologically advanced and commercially feasible alternatives are offered to consumers. In 2007, the compostable biodegradable bioplastic market was estimated to be greater than 540 million pounds. BCC Research estimates this market will grow to 1.2 billion pounds by 2012, a compounded annual growth rate of 17%. We believe that the bioplastics market share will continue to grow rapidly as these resins become increasingly viable due to improving supply and performance characteristics, growing environmental concerns regarding petroleum-based plastics and future concerns regarding oil prices and supply uncertainty.
Closely support converter partners and brand owners in the adoption of bio-based plastics to expand our customer base. We develop close working relationships with our customers that enable us to provide solutions and identify opportunities to employ our products. Our strategy is to work closely with both converters and brand owners through a product push and demand pull process. For converters, the sales process is more technical in nature as they focus on the ability to utilize our resins in their traditional manufacturing processes. Brand owners are following the “green” trend and looking for ways to make packaging and other products more environmentally friendly and develop a “green” identity with consumers while satisfying performance and cost requirements.
More than 165 companies have requested and been provided with samples of the Company’s bioplastic resin. Ninety-five customers have purchased resin for trials and testing. Of these, 65 customers have advanced to prototype testing and qualification of more than 110 different product applications. Twenty customers — including Alcoa, Genpak, Innoware, Penley, Solo, Cadaco, Jatco, WNA, Dentek, CSI- Cosmolab, and Pace Industries — have commercialized and introduced 85 different bioplastic products using the Company’s resin.
Expand manufacturing capabilities. The Company has mechanically completed a new 50 million pound bioplastic production facility in Seymour, Indiana and is awaiting conclusion of several major supply contract discussions to operate the line on a continuous basis. The location of the Seymour plant puts it in close proximity to various raw material sources, and provides an ideal platform for further expansion. Phase II of the Seymour plan calls for the relocation of all core manufacturing activities from Hawthorne, California to the Indiana facility by year end. The combination of greater scale, enhanced manufacturing assets, improved logistics and lowered input costs (such as labor and electricity) will dramatically improve operating costs and quality to competitive benchmark levels. Subsequent expansion plans will depend on growth in market demand, but the Seymour site offers ample infrastructure for development of capacity to a level of 500 million pounds per annum.
Strengthen our product leadership by developing new formulations and product lines in conjunction with customer demands. We continuously work to strengthen our position in new and more cost competitive resin formulations. We interact with our customers and suppliers not only to improve the performance and broaden the applications for our resins, but also to reduce the material and manufacturing costs of our products. In addition, we maintain a rigorous research and development effort that continues to yield opportunities to broaden and extend our product lines. We continue to develop and refine properties in our resins that have high value for our customers including sustainability, compostability, better thermal properties and printability.
Pursue Strategic Alliances. We continue to pursue strategic business relationships that complement our product portfolio, strengthen our competitiveness or create a new channel to market and increase our rate of growth. We have built strategic partnerships with suppliers, distributors, converters and brand owners to develop and commercialize our products and to bring them to market more quickly than we otherwise could on our own. As a result of these efforts, Cereplast has strong or rapidly maturing positions in several key fabrication technologies/industries including thermoforming, injection molding, extrusion coating and resin foaming.

Industry Overview and Outlook
The traditional plastics market is large, operates on a global scale and is comprised of a number of different polymers and resins. It includes a wide range of commodity polymers and resins as well as numerous lower volume, higher performance polymers and resins targeted at specific finished product applications. Plastics are sold in a variety of industries including consumer products, packaging, automotive, construction, and electronics. The ubiquitous nature of plastic can be attributed to its durability, cost, adaptability and functionality, which have allowed it to meet a variety of end user requirements including increased health and safety requirements as well as consumer demand for enhanced appearance and packaging.
The global plastics market targeted by Cereplast resins represents over 100 billion pounds per year with worldwide plastic demand recently estimated to be growing at 5% annually. Bioplastics currently represent a tiny percentage of the overall plastic market. The worldwide market for biodegradable bioplastics was estimated to be greater than 500 million pounds in 2007, or less than 1% of our targeted traditional plastics markets. Based on recent consulting reports, the demand for bioplastics is estimated to be growing at 17% per annum reaching 1.2 billion pounds by 2012. Beyond the growth potential for fully biodegradable/compostable bioplastics, “hybrid” materials that are sophisticated blends of traditional plastics with sustainable polymers and additives (such as Cereplast Hybrid Resins® that incorporate natural starches) open up additional markets. By offering enhanced performance characteristics (such as durability) when compared with fully compostable resins, yet delivering a step change in improved feedstock sustainability, these resins open up very large add-on market opportunities.
Market Opportunity
Greater Environmental Concerns. Bioplastics are positioned to benefit from powerful secular trends in favor of reducing the environmental impact of everyday materials. It is estimated that the U.S. generates 210 million tons of trash per year, with approximately 20% of solid municipal waste coming from plastics. According to the U.S. Environmental Protection Agency, less than 6% of waste plastic is recycled. There is concern among the scientific community that global climate change poses an environmental risk that is attributed to an increase in carbon dioxide emissions. According to an EF Consumer Survey, 88% of consumers in the United States believe that environmental issues are important or very important. Furthermore, local governments and large corporations are encouraging the replacement of conventional plastics with alternatives, including bioplastics. Because of fossil fuel’s detrimental impact on the environment, individuals and governments increasingly demand that material suppliers reduce their reliance on oil, curb greenhouse gas emissions, and minimize the deposit of solid waste and plastics in the environment. Bioplastics are now a preferred purchasing item under Federal government policy, and numerous local governments have enacted or are considering outright bans on certain plastics or plastic articles.
National Security Concerns. The United States consumes approximately 25% of worldwide oil production while only accounting for 5% of the world’s population and 2% of the world’s oil reserves. The majority of U.S. oil needs are met through imports, with a large portion coming from potentially unstable areas of the world including the Middle East, Nigeria and Venezuela. It has been suggested that the United States dependence on oil imports is an issue of national security. The use of bioplastics has the ability to reduce U.S. petroleum consumption; approximately 7% of the oil consumed in the United States is used for the production of plastic. Health and Safety Concerns. Consumers have become increasingly concerned about the safety and health of plastics materials that are used in their daily lives, particularly items that are in contact with children (such as toys) or used in food packaging (such as water bottles). Several widely used petroleum based resins including polycarbonates have been the subject of intense scientific and consumer concerns and study regarding their consumer safety. These concerns, along with other examples of tainted plastics and food products manufactured outside the United States, have lead to higher interest in locally manufactured environmentally friendly alternatives such as bioplastics.
Our Resin Products
We have developed and are commercializing proprietary bio-based resins through two complementary product families: Cereplast Compostables ®, renewable, ecologically sound substitutes for single-use petroleum-based plastics and Cereplast Hybrid Resins®, which replace up to 50% of the petroleum-based content of durable petroleum-based plastics with materials from renewable resources. Our Compostable and Hybrid Resins can be used in the following conventional converting processes:
•	Injection molding

•	Thermoforming

•	Blown film

•	Blow molding

•	Extrusion for profiles

•	Extrusion coating
All of our resins are genetically modified organism (“GMO”)-free and FDA-compliant.
Cereplast Compostables® Resins
Traditional foodservice disposables, wraps, and paperboard are currently manufactured from a variety of materials, including paper and plastic. We believe that each of these materials fail to address fully all three of the principal challenges facing the foodservice industry; performance, price, and environmental impact.
Our Compostable Resins are renewable substitutes for petroleum-based plastics targeting primarily single-use disposables. We introduced our Compostable Resin line in November 2006 and currently offer 11 commercial grades of Compostable Resins in our product line. We designed our Compostable Resins to meet the same product specifications of traditional plastic resins and to be processed with the existing equipment used by converters today. All Cereplast Compostables resins are certified as biodegradable/compostable in the United States and Europe, meeting both US ASTM standards and European EN requirements. As required to meet these standards, Cereplast Compostables resins will compost in municipal or commercial composting facilities in less than 180 days and will not leave any harmful chemical residues.
Our Compostable Resins have been used to produce foodservice ware, including the first line of fully biodegradable and compostable foodservice ware (plates, bowls, etc.), launched in late 2006. In 2008, we continued to develop markets outside of foodservice ware where our resins have been used to produce commercial quantities of products targeted at the health and beauty sector, advertising materials, rigid food packaging, and consumer products. All of these products were manufactured using our resins, which minimize the harmful impact on the environment without sacrificing competitive price or performance.
Our Compostable Resins are primarily made from abundantly available, stable-cost natural raw materials such as plant starch from annually renewable crops such as corn.
Cereplast Hybrid Resins®
Our Hybrid Resins replace up to 50% of the petroleum content in conventional plastics with renewable materials such as starches from corn and tapioca. Hybrid Resins products can be easily used by converter clients with no additional capital investment since our bio-resins can run on existing equipment and can be processed at a lower manufacturing temperature than petroleum-based plastics. Our Hybrid Resins target a balance between properties similar to traditional polyolefins in areas such as heat deflection temperature, modulus and impact strength with a step change in sustainability. Our Hybrid Resins are an effective, affordable alternative for brand owners and converters interested in alternatives to petroleum-based resins and can be used in a variety of applications and markets, including automotive, house wares, medical, cosmetic packaging, and toys.
Hybrid Resins were introduced in October 2007 and since then over 50 companies have requested samples for testing and commercial development. We are one of only a few companies offering bioplastics as substitutes for durable petroleum-based plastics for a wide range of market applications.
At the end of 2008, six customers had launched or were about to launch new products based upon Hybrid Resins. Cereplast is the recipient of the 2009 Environment Award for Emerging Technology in Materials from the Society of Plastics Engineers (“SPE”) for its work in Hybrid Resins.
Sales and Marketing
Our sales strategy is to work closely with converters and brand owners to educate on the benefits of bioplastics through both a performance “push” and demand creation “pull” approach.
To achieve our objective of establishing our Resins as the preferred bio-based material for plastic converters, we engage in the following marketing strategies:
•	Targeted marketing aimed at the highest potential opportunities together with industry leaders in each market segment

•	Extensive commercial and technical support to customers to enhance their processing and product economics and speed to market

•	Assistance to our converter customers with end-user customer demand creation as well as product performance improvement and end user positioning

•	Selective extension of our global sales reach through our own resources and exclusive distributors

•	Pursuit of certain key market commercialization opportunities through exclusive, co-development agreements
Manufacturing
Our manufacturing process for creating both Compostable and Hybrid Resins consists of blending the component ingredients of a proprietary composite material in various industrial mixers, then processing such ingredients through heat and extrusion with custom designed extruders. The resins are then subjected to crystallization and drying and are packaged at our facility. We use readily available natural raw materials, such as plant starches, as well as natural polymers such as Poly Lactic Acid (PLA) for the Compostable Resins and traditional synthetic polymers such as polypropylene for the Hybrid Resins. All the ingredients are blended in specific percentages according to patented/proprietary formulations and are processed on traditional equipment using our own technology.
Since our resins are engineered from readily available, stable-cost natural raw materials such as plant starches, we believe our products can be manufactured cost-effectively at commercial production levels without being substantively impacted by the fluctuating price of fossil fuels.
We currently manufacture our bio-based resins at a 55,000 square foot leased facility in Hawthorne, California. The Hawthorne facility is comprised of three manufacturing lines, a research and development line, a lab area for resin testing, and a logistic area with storage for raw materials and bio-based resins, as well as our corporate headquarters.
Our Seymour, Indiana site is a 105,000 square foot leased facility located on 12.4 acres. This facility offers 14 truck loading docks and is in the process of being connected to rail service. With the 2009 start-up of continuous production at our Seymour site, and subsequent consolidation of all core manufacturing to this location, our manufacturing efficiency, quality and productivity will be enhanced dramatically to competitive benchmark levels.
Our production lines are versatile and could produce both Compostable and Hybrid Resins if necessary. Our estimated name-plate production capacity in pounds by normally produced resin by line is estimated as follows:

	Annual Compostable Resin	Annual Hybrid Resin
	Production Capacity	Production Capacity
Production Line 1	9,600,000	—
Production Line 2	11,200,000	—
Production Line 3	17,600,000	—
Production Line 4 (Seymour)	—	50,000,000

Total	38,400,000	50,000,000

Competition
The worldwide plastics market is large and comprised of many established players that have evolved from chemical processing of oil and natural gas to produce non-biodegradable petroleum-based resins. There are a number of large and established companies in this segment, including BASF, Dow Chemical, Lyondell Basell, DuPont, and SABIC among many others. The price of conventional petroleum-based plastic is volatile and dependent on petroleum and natural gas for feedstock. These materials do not biodegrade, are not sustainable in terms of a natural carbon recycle loop, and are major contributors to landfill usage.
While a number of companies have introduced or are in the process of introducing both bio-based resins, polymers and/or compostable synthetic-based resins, including BASF, DuPont, Novamont, NatureWorks and Telles, we view the threat from this competition as low. Just as a wide variety of different petroleum-based polymers and resins currently serve the needs of the plastic markets, we believe that the various bio-based resins and polymers offer different properties and are targeted at different applications, making them more complementary and in turn broadening the overall applications for bio-based and compostable plastics.
Our flexible manufacturing process allows us to use different bio-based polymers, as they become commercially available, to manufacture our Compostable Resins and to use different synthetic polymers to manufacture our Hybrid Resins. We believe that our two families of Compostable and Hybrid resins possess a broad range of physical and thermal properties, can be processed on traditional converting equipment, and can target both single use disposable and durable goods applications in a sustainable and environmentally conscious manner as an alternative to conventional petroleum-based plastics.

Government Regulation
The manufacture, sale and use of our resins are subject to regulation in the USA by the Food and Drug Administration (the “FDA”). The FDA’s regulations are concerned with substances used in food packaging materials. Thus, food and beverage containers are in compliance with FDA regulations if the components used in the food and beverage containers are approved by the FDA as indirect food additives for their intended uses and comply with the applicable FDA indirect food additive regulations, or are generally recognized as safe for their intended uses and are of suitable purity for those intended uses. We believe that our resins are in compliance with all FDA requirements and do not require further FDA approval prior to the sale of our products. To assist us in this field, we retain the services of legal counsel that specializes in FDA issues. We cannot be certain however, that the FDA will always agree with their conclusions.
Research and Development
We have a well-developed research and development program that has enabled us to commercialize multiple grades and families of bio-based resins. Expenditures related to our research and development efforts were approximately $321,000 in 2007 and $1,072,000 in 2008. Our approach to research and development follows our corporate strategy of being a “solution provider”. As such, we are always working to find innovative alternatives to meet well understood market demands. The primary goal of our research and development efforts is to:
•	Improve the properties and processing window of our portfolio of resins

•	Broaden the suitable conversion technologies and market applications of our resins

•	Reduce the cost of our resins to improve their competitiveness with fossil fuel alternatives

•	Continue to introduce and patent new resins to satisfy the demand of our converter customers and protect our intellectual property

•	Explore new alternatives and source new natural raw materials as platforms for new types of bio-based resins

•	Explore the possibility to increase the renewable content in Hybrid resins
Patents, Licenses and Trade Secrets
We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. In addition, we have filed for patent and trademark protection for our proprietary technology. In 2008, we were granted registration of several new trademarks in different international classes covering packaging and plastic resin; the most significant marks are Cereplast Compostables® and Cereplast Hybrid Resins® which have been registered in the United States and in several countries abroad.
Currently we have about 24 mark registrations on file in the United States of America and abroad. We have filed for patent protection of our proprietary resin formulation technology in the United States and abroad and currently have been granted or have filed a total of 48 patents worldwide. As we continue to refine and develop additional bio-based resin formulation, we will actively seek patent protection. We can give no assurance that any such patent will be granted for our resin technology. We rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights.
Employees
Cereplast is a California Equal Employment Opportunity Employer. We have a total of 39 full-time employees, broken down in the following functions: 5 in sales and marketing, 4 in research and development, 17 in production/ logistics and quality control, 4 in finance and accounting, and 9 in general and administrative functions. Among our staff, many employees hold Ph.D. or Masters Degrees in their respective fields. None of our employees are represented by a labor organization.

Item 1A. Risk Factors
Risks Relating to Our Business
We have incurred net losses in the past and we may incur net losses in the future.
We have a history of operating losses and have incurred significant net losses in each fiscal quarter since our inception. For the years ended December 31, 2008 and 2007, we had gross revenues of $4,599,303 and $2,348,068, respectively and incurred net losses of $12,748,701 and $11,678,235, respectively. We expect to continue to incur net losses and negative cash flows for the foreseeable future because we expect to incur additional costs and expenses related to:
•	expansion of operations, resources and working capital to support our business growth;

•	start up of continuous production at our new bioplastic facility in Seymour, Indiana and subsequent consolidation of all core manufacturing to this location;

•	continued development of new products and associated intellectual property protection;

•	enhancements to our application development and testing facilities;

•	expanded marketing and other promotional activities; and

•	joint development of proprietary products with key strategic business partners.
We will need to generate significant additional revenue to achieve profitability. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon numerous factors outside of our control, including the market acceptance of our bio-based resins, future cost trends for our key raw materials and competitive products, and general economic conditions.
It is possible that we may never achieve profitability and, even if we do achieve profitability, we may not sustain or increase profitability in the future. If we do not achieve sustained profitability, we may be unable to continue our operations.
We have a limited operating history, which makes it difficult to evaluate our financial performance and prospects.
We only commenced the marketing and commercial sale of our products within the past three years, and continue to develop and launch new bio-based resins. We are, therefore, subject to all of the risks inherent in a new business enterprise, as well as those inherent in a rapidly developing industry. Our limited operating history makes it difficult to evaluate our financial performance and prospects. There can be no assurance that in the future we will generate revenues, operate profitably or that we will have adequate working capital to meet our obligations as they become due. Because of our limited financial history, we believe that period-to-period comparisons of our results of operations will not be meaningful in the short term and should not be relied upon as indicators of future performance.
In the current economic environment we will be required to raise additional capital to fund our research and development efforts, marketing programs, as well as our continuing operations. If such additional financing is not available, we may need to cease operations.
Our capital requirements depend on several factors, including:
•	the speed at which our products are accepted into the market;

•	the level of spending to increase and enhance manufacturing capacity;

•	costs of recruiting and retaining qualified personnel; and

•	the level of research and development and market commercialization spending.
Additional capital will be required to continue to fund our research and development efforts as well as our continuing operations. There can be no assurance that additional sources of financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our research and development efforts, take advantage of opportunities, develop products or technologies or otherwise respond to competitive pressures will be impaired. Ultimately, if financing is not available, we may need to cease operations.
The commercial success of our business depends on the widespread market acceptance of products manufactured with our bio-based resins. If we are unable to generate interest in our bio-based resins or if the manufacturers are unable to generate interest in products produced with our resins, we will be unable to generate increased sales and we will be forced to cease operations.
Although there is a developed market for petroleum-based plastics, the market for plastics produced with our environmentally friendly bio-based resins is still developing. Our success depends on consumer acceptance of these plastic products as well as the success of the commercialization of plastics produced with our bio-based resins by third parties. At present, it is difficult to assess or predict with any assurance the potential size, timing and viability of market opportunities for our product in the plastics market. The traditional plastics market sector is well-established with entrenched competitors with whom we must compete. Pricing for traditional plastics has been highly volatile in recent years, and moved rapidly from conditions which are more supportive of bioplastics to environments which are less favorable (like the present). While we expect to be able to command a premium price for our environmentally sustainable products, a widening gap in the pricing for bioplastics versus petroleum-based plastics may reduce the size of our addressable market.

We have only recently commenced industrial scale production of our bio-based resins and it is possible that some of our bio-based resins or plastic products made with our bio-based resins may not perform as well as other resins or traditional plastics.
Individual products produced with our bio-based resins may not perform as well as traditional plastics. We are still developing and improving many of our bio-based resins and are continuing to evaluate the performance in specific applications. If we fail to develop bio-based resins that allow products made with our bio-based resins to perform comparably to traditional plastics, this could cause consumers to prefer alternative products.
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
An adverse ruling arising out of any intellectual property dispute, including an adverse decision as to the priority of our inventions would undercut or invalidate our intellectual property position. An adverse ruling also could subject us to significant liability for damages, prevent us from using certain processes or products, or require us to enter into royalty or licensing agreements with third parties. Furthermore, necessary licenses may not be available to us on satisfactory terms, or at all.
Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.
To protect our proprietary technologies and processes, we rely on trade secret protection as well as on formal legal devices such as patents. Although we have taken security measures to protect our trade secrets and other proprietary information, these measures may not provide adequate protection for such information. Our policy is to execute confidentiality and proprietary information agreements with each of our employees and consultants upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not be disclosed to third parties. These agreements also generally provide that technology conceived by the individual in the course of rendering services to us shall be our exclusive property. Even though these agreements are in place there can be no assurances that that trade secrets and proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, or that we can fully protect our trade secrets and proprietary information. Violations by others of our confidentiality agreements and the loss of employees who have specialized knowledge and expertise could harm our competitive position and cause our sales and operating results to decline as a result of increased competition. Costly and time-consuming litigation might be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection might adversely affect our ability to continue our research or bring products to market.

Management and affiliates own enough shares to have a substantial impact on shareholder vote which could cause us to take action that may not be in the best interest of all shareholders.
As of December 31, 2008, our executive officers and directors, and entities controlled by or affiliated with them or the Company, own in aggregate approximately 43.8% of the outstanding common stock. As a result, this group of stockholders have a substantial impact on the vote on matters that require stockholder approval, such as election of directors, approval of a corporate merger, increasing or decreasing the number of authorized shares, adopting corporate benefit plans, effecting a stock split, amending our Certificate of Incorporation or other material corporate actions, and these shareholders could cause the us to take action that may not be in the best interest of all shareholders.
Given our limited resources, we may not effectively manage our growth.
Our growth and expansion plan, which includes targeting high-growth segments with commercial products, supporting converter partners and working with brand owners in the adoption of bio-based plastics to enlarge our customer base, expanding our manufacturing capabilities, strengthening our product leadership by developing new formulations in conjunction with customer demands and pursuing strategic alliances, requires significant management time and operational and financial resources. There is no assurance that we have the necessary operational and financial resources to manage our growth. This is especially true as we expand facilities and manufacture our products on a larger commercial scale. In addition, rapid growth in our headcount and operations may place a significant strain on our management, administrative, operational and financial infrastructure. Failure to adequately manage our growth could have a material adverse effect on our business, results of operations, financial condition and the quoted price of our common stock.
Established product manufacturers could improve the ability to recycle their existing products or develop new environmentally preferable products which could render our technology less competitive.
Several paper and plastic disposable packaging manufacturers and converters and others have made efforts to increase the recycling of their products. Increased recycling of paper and plastic products could lessen their harmful environmental impact, one major basis upon which we compete.
Many potential competitors who have greater resources and experience than we do may develop products and technologies that compete with ours.
A number of these companies, including BASF, DuPont, Novamont, NatureWorks and Telles, have introduced or are in the process of introducing both bio-based resins and/or compostable synthetic-based resins. We view the threat from this competition as low. Just as a wide variety of different petroleum-based polymers and resins currently serve the needs of the plastic market, we believe that the various resins and polymers offer different properties and are targeted at different applications, making them more complementary and thus broadening the universe of applications for bio-based and compostable plastics.
We rely on prime grade polylactic acid (“PLA”) supplied from NatureWorks, LLC in manufacturing some of our Compostables resins. If we lose NatureWorks, LLC as a supplier, the price of these resins may increase or the introduction and market acceptance of these resins may be delayed and our results of operations could be materially adversely affected.
We have entered into a supply agreement with NatureWorks to supply prime grade PLA for some of our raw material needs. NatureWorks, LLC, currently produces the majority of the prime grade PLA in the United States, and we currently rely on NatureWorks, LLC for a substantial portion of our PLA requirements. For the year ended December 31, 2008 PLA accounted for 76% of our total raw material cost of goods sold. If we lose NatureWorks, LLC as a supplier or if NatureWorks, LLC fails to perform its obligations under our supply agreement, it could delay the commercial introduction, hinder market acceptance of these resins and increase the cost of these resins and our results of operations could be materially adversely affected. We continue to develop alternative feedstock to PLA and evaluate additional PLA sources to support some of our Compostables® Resins, which incorporate prime grade PLA. Cereplast Hybrid Resins® do not depend on PLA.

Fluctuations in the costs of our raw materials and competitive products could have an adverse effect on our results of operations and financial condition.
Our results of operations are directly affected by the cost of our raw materials. Our Compostables Resins are based in large part on polylactic acid, a renewable polymer manufactured from an agricultural feedstock (corn sugar). Our ability to offset the effect of raw material prices by increasing sales prices is uncertain. A further increase in the price differential between agricultural -based raw materials relative to petroleum-based plastics could have a negative impact on our results of operations and financial position. Historically, a primary driver for the growth of the bioplastics market has been the rising and increasingly volatile cost of oil, which has narrowed the cost gap between traditional and bio-based plastics, and expectations of sustained large hydrocarbon price increases over the long term which would further enhance the competitiveness of our products. Prices and demand for traditional plastics have collapsed in recent months due to global economic conditions; this in turn has affected the interest in bioplastics by certain market sectors and reduced our relative competitiveness.
During the year ended December 31, 2008, we had one significant customer that accounted for 54% of total sales. The loss of this customer could adversely affect our short-term sales and profitability.
During the year ended December 31, 2008, one customer accounted for 54% of our total sales. If this customer elects not to continue purchasing products from us, we may not be able to find other customers whose requirements for our products are as significant. Accordingly, the loss of this significant customer may adversely affect our near-term business, prospects, financial condition and results of operations.
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
Our success in the competitive markets in which we operate will continue to depend to a significant extent on our leadership and other key management and technical personnel. We may not be able to retain our current management personnel or to recruit qualified individuals to join our management team. The loss of any key individual could have a material adverse effect on our business.
We currently manufacture our bio-based resins at a 55,000 square foot facility in Hawthorne, California. Full or partial loss of use of this facility could materially impair our business.
We currently manufacture our bio-based resins at a 55,000 square foot facility in Hawthorne, California. The Hawthorne facility is comprised of three manufacturing lines, a research and development line, a lab area for resin testing and a logistics area for raw materials and bio-based resins, as well as our corporate headquarters. Any significant disruption of this facility for any reason, such as a fire, flood, hurricanes, earthquakes or similar events, could adversely affect our business, results of operations and financial condition until such time as we are able to secure an alternative facility for our operations. We are in the process of commencing operations at a second manufacturing facility in Seymour, Indiana.

Disruptions or delay in the commencement of continuous operation of our new Seymour bioplastic production facility could materially and adversely affect our results of operations.
We lease a facility and site in Seymour, Indiana, where we have constructed a new bioplastic production facility. Phase I of the development of the Seymour facility includes approximately 50 million pounds of annual capacity of bio-resin to be fully implemented in 2009. This Phase is mechanically completed and is awaiting conclusion of several major supply contracts in order to be operating on a continuous basis. Phase II encompasses the consolidation of all core manufacturing activities to the Seymour site resulting in significant cost, productivity and quality enhancements. Further expansions will depend on growth in market demand. We have secured options to purchase approximately 53 acres of adjacent land, which would give us the space to bring total annual production capacity to 500 million pounds when fully developed.
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
The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:
•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	that the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.
In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:
•	obtain financial information concerning the person’s financial situation, and investment experience and investment objectives of the person; and

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.
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
Item 1B. Unresolved Staff Comments
As of the date of this Annual Report on Form 10-K, there are no unresolved staff comments regarding our previously filed periodic or current reports under the Securities Exchange Act of 1934, as amended.
Item 2. Properties
We currently maintain our executive offices, manufacturing and research and development facilities at 3411, & 3421-3433 West El Segundo Boulevard, Hawthorne, California 90250, and our telephone number is (310) 676-5000. These facilities consist of approximately 55,000 square feet of manufacturing space and approximately 10,000 square feet of office space. Our lease for these facilities requires that we pay $36,049 per month in rent. We also lease an additional 30,000 square feet of logistical warehouse space, located at 19218 South Normandie Avenue, Torrance, California, with a monthly rental total of $26,105. In February 2009, we entered into a sublease agreement with a subtenant for the Torrance facility warehouse for a term of three months. Rental income to be received over the term of the sublease is $15,000 per month. Our Seymour, Indiana facility is located at 2213 Killion Avenue, Seymour, Indiana, 47274. This facility is a leased 105,000 square foot manufacturing and logistics facility located on 12.4 acres with 14 loading docks and is in the process of being connected to rail services. The rent expense for the Indiana facility is $25,000 per month. All facilities are in good working condition and we expect these facilities to satisfy our needs for future growth.
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
Item 4. Submission of Matters to a Vote of Security Holders.
None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been quoted on the OTC Bulletin Board under the symbol “CERP.OB.” The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board.

	2008		2007
	High	Low	High	Low
First Quarter ended March 31	$0.70	$0.52	$0.40	$0.36
Second Quarter ended June 30	$0.53	$0.32	$0.59	$0.37
Third Quarter ended September 30	$0.35	$0.19	$0.91	$0.58
Fourth Quarter ended December 31	$0.23	$0.08	$0.71	$0.52
Holders
As of March 20, 2009, there were approximately 243 record holders of the Company’s common stock, not counting shares held in “street name” in brokerage accounts which is unknown. As of March 20, 2009, there were 298,431,177 shares of common stock outstanding on record with the Company’s stock transfer agent, Computershare.
Dividend Policy
Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.
Recent Sale of Unregistered Securities
We issued the following unregistered securities during the fiscal year ended December 31, 2008:
•	Through a private placement, completed on September 8, 2008, which was made in reliance upon an exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, we issued 11,988,637 restricted shares of common stock to Accredited Investors, as defined in Rule 501(a) of Regulation D as promulgated by the SEC, for gross cash proceeds of $2,637,500 less related fees and expenses in the amount of $287,184.
Equity Compensation Plan Information
As of December 31, 2008:

			Number of shares remaining available
	Number of shares to be issued	Weighted-average exercise	for future issuance under equity
	upon exercise of outstanding	price of outstanding options	compensation plans (excluding
Plan Category	options and warrants	and warrants	securities reflected in column (a))

Equity Compensation Plans approved by security holders	—	—	—

Equity Compensation Plan not approved by security holders	9,975,000	$0.56	13,375,000

Total	9,975,000		13,375,000

STOCK OPTION PLAN
GENERAL
The Stock Option Plan was adopted by the Board of Directors. The Board of Directors has initially reserved 25,000,000 shares of Common Stock for issuance under the Stock Plan. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options (“ISOs”) under Section 422 of the Internal Revenue Code of 1986 (the “Code”) or which are not (“Non-ISOs”) intended to qualify as Incentive Stock Options there under.
The Stock Option Plan and the right of participants to make purchases there under are intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). The Stock Option Plan is not a qualified deferred compensation plan under Section 401(a) of the Internal Revenue Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”).
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
Item 6. Selected Financial Data
Not applicable
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY STATEMENTS
This Form 10-K may contain “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others, statements concerning the potential benefits that we may experience from our business activities and certain transactions we contemplate or have completed; and statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-K. You can find many of these statements by looking for words such as “believes”, “expects”, “anticipates”, “opines”, or similar expressions used in this Form 10-K. These forward looking statements are subject to numerous assumptions, risks, and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Important facts that could prevent our company from achieving its stated goals include, but are not limited to, the following:
•	Inability to raise sufficient additional capital to finance operations

•	potential fluctuation in quarterly results

•	our failure to earn profits

•	inadequate capital to expand its business, inability to raise additional capital or financing to implement its business plans;

•	decline in demand for our products and services;

•	rapid and significant changes in markets and other factors which encourage use of bioplastics;

•	successful commencement of operations at our new Seymour facility and relocation of manufacturing activities from California to Indiana;

•	failure to commercialize sufficient new grades of resin being pursued in our technical / market development “pipeline”;

•	competitor actions which curtail our market share, negatively affect pricing or limit sales growth;

•	litigation with or legal claims and allegations by outside parties;

•	insufficient revenues to cover operating costs.
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
Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on the statements, which speak only as of the date of this Form 10-K. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that our company or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-K, or to reflect the occurrence of unanticipated events.
OVERVIEW
General.
We primarily conduct our operations through two product families:
•	Cereplast Compostables® Resins are renewable, ecologically-sound substitutes for petroleum-based plastics targeting primarily single-use disposables and packaging applications. We offer 14 commercial grades of Compostables Resins in this product line. These resins are compatible with existing manufacturing processes and equipment making them a ready substitute for traditional petroleum-based resins. We commercially introduced our Compostables line in November 2006.

•	Cereplast Hybrid Resins® replace up to 50% of the petroleum content in conventional plastics with bio-based materials such as industrial starches sourced from plants. The Hybrid Resin line is designed to offer similar properties to traditional polyolefins such as impact strength and heat deflection temperature, and is compatible with existing converter processes and equipment. Hybrid Resins provide a viable alternative for brand owners and converters looking to partially replace petroleum-based resins in durable goods application. Hybrid Resins address this need in a wide range of markets, including automotive, consumer goods, consumer electronics, medical, packaging, and construction. We commercially introduced our first grade of Hybrid Resin, Hybrid 150, at the end of 2007. We currently offer two commercial grades in this product line.
The lead time for customer testing (which, for compostable products, includes the full product lifecycle necessary to receive compostable certifications) of our resins generally ranges from one to three years, or more depending upon the industry, the customer and the specific application. As of December 31, 2008, more than 165 companies have requested and been provided with samples of the Company’s bioplastic resin. Ninety-five customers have purchased resin for trials and testing. Of these, 65 customers have advanced to prototype testing and qualification of more than 110 different product applications. Twenty customers — including Alcoa, Genpak, Innoware, Penley, Solo, Cadaco, Jatco, WNA, Dentek, CSI-Cosmolab, and Pace Industries — have commercialized and introduced 85 different bioplastic products using the Company’s resin. As a result of successful testing and commercial product launches, some of our customers have signed multi-year supply contracts with increasing volume.
Trends and Uncertainties that May Impact Future Results of Operations
Global Market and Economic Conditions. Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the fourth quarter of 2008. For the year ended December 31, 2008, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. In the third quarter and fourth quarters, added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government provided loan to American International Group Inc. and other federal government interventions in the US credit markets lead to increased market uncertainty and instability in both US and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have in recent weeks subsequent to the end of the quarter contributed to volatility of unprecedented levels.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers and to developing companies, such as ours. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers. If these market conditions continue, they may limit our ability, and the ability of our customers, to timely replace maturing liabilities, and access the capital markets to meet liquidity needs, resulting in an adverse effect on our financial condition and results of operations.
Sales. We record sales at the time that we ship our products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. We record sales net of sales discounts and allowances. For the year ended December 31, 2008 and 2007, we provided price incentives to several customers that entered into multi-year supply contracts for their initial purchase commitments to assist in testing, sample production and commercial launch activities. In the future, we may offer these incentives on a selected basis as we continue to grow our customer base. The amount of these incentives in the future periods will be a function of the growth of our customer base and the particular commercialization.
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
Expansion of Operations. Through at least the second quarter of 2009, we will incur increased operating expenses in connection with the commissioning and continuous operation of our second manufacturing facility in Seymour, Indiana, including expenses related to increased headcount as well as the costs of starting up the second facility. In addition, investments in property and equipment will result in increased depreciation expenses in future periods following the commencement of continuous commercial operations, currently anticipated by the end of the second quarter of 2009.

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
RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE YEAR ENDED DECEMBER 31, 2007.
Sales
Gross sales increased by $2,251,235, or 95.9%, to $4,599,303 for the year ended December 31, 2008 compared to the year ended December 31, 2007. Net sales increased by $2,332,158 or 107% to $4,512,156 for the year ended December 31, 2008 compared to the year ended December 31, 2007. The sales increase can be primarily attributed to volume growth in the Company’s bioplastic resins from both existing customers and new customers launching commercial application with our resins. The difference in gross and net sales is primarily due to initial price discounts given to customers to assist in testing and sample production, provide support for marketing promotion and application development and reward achievement of commercialization milestones. In 2008 only one customer, Pace Industries, Inc. accounted for more than 10% of total gross sales. In 2007, two customers, Pace Industries Inc. and Genpak® accounted for more than 10% of total gross sales.
Gross Profit
Gross profit decreased by $9,088 or 10.2%, to $80,180 for the year ended December 31, 2008 compared to the year ended December 31, 2007. As a percentage of net sales, gross profit margin decreased by 2.3% to 1.8% for the year ended December 31, 2008 compared to 4.1% for the year ended December 31, 2007. The decrease in gross profit is largely attributable to increases in raw material and associated freight costs experienced in the latter half of 2008 as well as the inclusion of a reserve for inventory obsolescence of $132,000 charged to cost of sales in 2008, following a review of development grade resin stocks, to reflect replacement by grades with improved performance characteristics and customer acceptance. While capacity utilization in the Hawthorne facility continues to increase, we are still operating at a low overall throughput. As such, management does not believe that the current gross margins are reflective of the target gross margins we should be able to achieve with increased utilization rates. Management also expects significant improvement over the next five quarters based upon improvements in manufacturing operations (including the continuous operation of the Seymour facility and step-wise relocation of Cereplast Compostables® Resins operations from California to Indiana), higher levels of equipment utilization, operations at greater scale across all functions, recently implemented cost and organization efficiency improvements, sales volumes with a higher percentage of commercially mature customers and applications as well as the launch of resins for several new customer applications .
Operating Expenses
Overall, total Operating Expenses increased by $1,264,828, or 10.5%, to $13,279,369 for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase is attributable to increased spending to support the commercial development and introduction of new products in our two resin families and the growth of our business.
•	Salaries and wages, including non-cash stock based compensation of $2,859,680, increased by $953,182 for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase is attributable to head count increases and strengthening of functional management across all departments to support the commercial introduction of our resins and upgrading of our business processes. Non-cash compensation for the year was comprised of the issue of 6,777,223 restricted common shares, valued at $1,688,813 to employees for services rendered together with $578,066 of expenses relating to employee stock options granted in the prior year.

•	Marketing expense increased by $1,295,272 for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase for the period is attributable to increased spending to support the commercial expansion of the two families of resins and the development of a direct sales team.

•	Rent expense increased by $697,489 for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase was the result of manufacturing and logistics expansions both in California and also at our new Seymour facility. We currently have our primary resin manufacturing operations in California and have mechanically completed a new large scale manufacturing line located in our present distribution facility in Indiana to support sales and production growth.

•	Research and development expenses increased by $750,364 for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase for the period is the result of our expanding effort to develop both specific new grades of resins for the current and targeted customer applications as well as additional standard grades of resins within the Hybrid family.
Net Loss
Net loss increased by $1,070,466 or 9.2%, to $12,748,701 for the year ended December 31, 2008 compared to the year ended December 31, 2007. This increase in net loss was a result of increased operating costs. Currently operating costs exceed revenue as the Company has only recently introduced its Hybrid Resins commercially and is rapidly expanding operations to support its strong growth. We cannot assure when or if revenue will exceed operating costs.
LIQUIDITY AND CAPITAL RESOURCES
We require working capital to fund our operations, including payments to finance our research and development and expand sales and marketing, to purchase equipment, service indebtedness, satisfy lease obligations and execute on our business plan and growth strategy. Based on our current cash position and to complete the start-up of continuous production at our Seymour facility, we will be required to raise additional working capital, either through commercial debt financing or through the issuance of debt or equity securities. There is no assurance that we will be able to obtain additional sources of working capital on commercially reasonable terms when needed, or at all.
We had net unrestricted cash of $501,699 at December 31, 2008 as compared to $8,593,714 at December 31, 2007. The net decrease in unrestricted cash is attributable principally to the funding of operating activities and the purchase of equipment for our Seymour facility.
We had positive working capital (the difference between current assets and current liabilities) of $539,332 at December 31, 2008, as compared to positive working capital of $10,083,658 at December 31, 2007. The decrease in working capital is due to both a decrease in our cash position and an increase in trade payables, accrued expenses and indebtedness.
During the year ended December 31, 2008, we used $8,308,426 of cash for operating activities, as compared to $4,827,731 during the year ended December 31, 2007. The increase in the use of cash for operating activities was a result of increased manufacturing operating expenses, additional company staff resources and acquisition of significant raw materials to support business growth.
Cash used in investing activities to purchase and in construction of equipment for the Indiana manufacturing facility during the year ended December 31, 2008 was $2,891,918 compared to $1,418,680 during the year ended December 31, 2007. This was offset by $346,780 of cash provided by the sale of our investment in marketable securities and $2,936 in proceeds from the sale of equipment during the year ended December 31, 2008.
Cash provided by financing activities relating to the issuance of shares of common stock during the year ended December 31, 2008 was $2,600,316 as compared to $15,313,215 during the year ended December 31, 2007.
We have incurred net losses of $12,748,701 and $11,678,235 for the years ended December 31, 2008 and 2007, respectively, and have an accumulated deficit of $29,372,020 as of December 31, 2008. Based on our operating plan, our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures and working capital requirements through June 30, 2009 without additional sources of cash.
These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.
Our plan to address the shortfall of working capital is to generate additional financing through a combination of financing of assets, incremental product sales and the sale of equity securities. There are no assurances that we will be able to obtain any sources of financing on acceptable terms, or at all.
If we cannot obtain sufficient additional financing in the short-term, we may be forced to file for bankruptcy or cease operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be forced to take such actions.

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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Not Applicable

Item 8. Financial Statements and Supplementary Data
See the index included at Item 15: Exhibits and Financial Statement Schedules

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
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
Our management, with the participation of the CEO, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.
Item 9B. Other
None.

PART III
Item 10. Directors, Executive Officers ,and Corporate Governance
Our directors and executive officers are as follows:

Name	Age	Position
Frederic Scheer	54	CEO, Founder and Chairman of the Board of Directors
Randy Woelfel	54	President, Chief Operating Officer
Stephan Garden	35	Senior Vice President - Finance & Business Dev.
William Kelly	63	Senior Vice President Technology
Philippe Ravera	51	Senior Vice President Sales & Marketing
Mark Barton	50	Senior Vice President, Operations
Shriram Bagrodia	57	Senior Vice President R&D Blends & Chemistry
Heather Sheehan	46	Vice President, Chief Accounting Officer
Thomas Bash	48	Vice President Process & Engineering
Margaret McMurray	61	Chief Administrative Officer
Petros Kitsos	43	Director
Jacques Vincent	61	Director
FREDERIC SCHEER, our CEO, Founder and Chairman of the Board of Directors, since Cereplast’s inception, became involved in the biodegradable plastics industry in 1994 through Montedison SpA, a large chemical conglomerate operating Novamont SpA, an Italian resin manufacturer and research company. Foreseeing that the demand for biodegradable products in North America would expand rapidly by the end of the decade, Scheer created the Biodegradable Products Institute (BPI), and this non-profit organization has quickly become the largest biodegradable association in the world, with more than 40 members, including BASF, DuPont, Georgia Pacific, NatureWorks, Dow and Eastman. Prior to his involvement in the biodegradable industry, Scheer was a merchant banker in Europe. He holds a Doctor of Laws from the University of Paris, a Master Degree in Finance and a Masters Degree in Political Science from Institut d’Etudes Politiques, Paris, France. Scheer, a US citizen, is fluent in French, Spanish, Italian and English.
RANDY WOELFEL, our President and Chief Operating Officer, joined Cereplast in March 2008 after a very successful career in the chemical industry which culminated with the presidency at Basell International and Basell North America. Woelfel began his career at Shell Oil, working in a variety of roles across the oil products and petrochemicals businesses. Woelfel was instrumental in the formation of Montell in 1995, which, through mergers, evolved into present-day LyondellBasell, the worlds’ leading producer of polyolefin plastics such as polypropylene and polyethylene. Woelfel held a succession of management positions within Shell and Basell during his 29-year tenure, and led Basell’s dynamic growth internationally into the largest polypropylene manufacturer in the world. Most recently Woelfel served as a managing director for the energy-related practice at the Houston Technology Center, Texas’ largest business incubator.
STEPHAN GARDEN, Senior Vice President Finance and Business Development since July, 2006. Mr. Garden leads financial management and reporting for Cereplast as well as business strategy and execution. Before joining Cereplast, Garden was part of the investment team at Allied Capital, a $4.0 billion leveraged buyout fund focused on middle market debt and equity investments. Prior to joining Allied Capital, Garden was Vice President in the Financial Entrepreneur’s Group of Citigroup’s Global Investment Bank. In both of his previous positions, Garden provided guidance to various senior management teams across a broad spectrum of industries on operating, budgeting, capital markets, M&A and divestiture decisions. Garden holds a Master of Business Administration degree from Columbia Business School and Bachelor of Science degree from Boston University.
WILLIAM KELLY, Senior Vice President of Technology since July, 2007. Mr. Kelly is a specialist in polymer product development, with 26 years of related industrial experience innovating new thermoplastic materials, which have been useful for serving demanding applications. Kelly led technical efforts to develop fiber forming polylactide material with a unique property set for Chronopol. Kelly also established process parameters for numerous grades of polylactic acid polymers. Kelly planned and directed activities leading to product commercialization for over 50 new polymer systems and products to meet customer needs. Kelly also developed many diverse forms of polylactic acid polymers and co-polymers — both low and high molecular weight. Kelly innovated and enhanced processing parameters for polylactic acid resin with revised material reformulations, which improved processing via fiber forming, injection molding, blow molding, film extrusion, and foam processing. Kelly invented and qualified the RADEL R7000, polyethersulfone product line at Boeing and other airframe companies, which exceeding all FAA and industry requirements for performance. He transformed AMODEL PPA resin into palatable material using existing ABS plating technology maintaining high heat capability. Kelly qualified and produced both amorphous and semi-crystalline polymers for many diverse customer applications. He has originated 20 patent applications with six issued, participated in numerous technical trials and presented papers worldwide.

PHILIPPE RAVERA joined Cereplast as Senior Vice President Sales and Marketing in August 2008 after a successful international career with Borealis, a global leading Polyolefin company. Ravera held several management positions in sales, marketing, product development and technical service. During this time Ravera has been based in France, Denmark, and Sweden. Ravera has been in charge of several business segments, including Pipe and Wire & Cable in numerous regions covering Americas, Southern Europe, Africa, Middle-East and Oceania. Since 2001, Ravera has been located in the United States and was in charge of the Borealis Wire& Cable business for North and South America. Prior to joining Borealis, Ravera held sales responsibilities at Neste Chemicals and DuPont. Ravera holds a B.S. in Chemical Engineering from Paris XIII University, France and a M.S. in Polymers from IFOCA, Vitry, France. Ravera is IMD, Lausanne, Switzerland alumni.
MARK BARTON joined Cereplast as Senior Vice President Manufacturing in July 2008. Mr. Barton leads overall manufacturing operations. With over 25 years of successful plastic compounding industry experience, most recently as Vice President of Toray Resin Company, Barton has held a succession of resin manufacturing leadership positions. Under Barton’s leadership, Toray Resin’s engineering resin compounding operations became an industry leader, achieving registrations of ISO 9001/TS16949 for quality systems, ISO 14001 for environmental systems and receiving the Toray Industries, Presidents Award in 2006 for overall performance and achievement. Barton’s experience includes championing successful lean manufacturing and continuous improvement systems in resin compounding operations. Barton holds a B.S in Management Science/Business Administration from Franklin University in Columbus, Ohio.
HEATHER SHEEHAN joined Cereplast as Vice President, Chief Accounting Officer in June 2008. Ms. Sheehan has over 20 years experience in leading finance teams in international markets over a broad range of industries. Before joining Cereplast, Sheehan served as Chief Financial Officer at Exemplis Corporation and held various senior international treasury, financial planning and accounting roles at ConAgra Inc. (NYSE), International Rectifier Corp. (NYSE), and Trans Mountain Pipe Line Co., Ltd. Prior to that, Ms. Sheehan served in the audit practice of PriceWaterhouseCoopers in Canada and the United Kingdom. Ms. Sheehan is a Certified Public Accountant (USA), a Chartered Accountant (Canada), and holds a Bachelor of Business Administration degree from Simon Fraser University (Vancouver, Canada).
SHRIRAM BAGRODIA, PhD., Senior Vice President, R&D Blends & Chemistry. Dr. Bagrodia has lead Research and Development functions on blends and chemistry at Cereplast, including Intellectual Capital Management since July, 2007. Dr. Bagrodia brings more than 30 years of experience in the field of Polymers/Materials research. Prior to joining Cereplast, Dr. Bagrodia was Senior Research Associate at Eastman Chemical Company where he was responsible for developing new products, processes, and applications. At Eastman, Dr. Bagrodia received over 50 US patents. Dr. Bagrodia is a “Fellow” member of the Society of Plastics Engineers (SPE) and received SPE 2005 Engineering/Technology award. Dr. Bagrodia holds a PhD from Virginia Tech, M.S. from Princeton University, and B.S, from IIT, Kanpur, India, all in Chemical Engineering.
THOMAS BASH, Vice President — Process & Engineering since July, 2007. Prior to joining Cereplast, Bash was the Technical Director at Ametek Westchester Plastics in Nesquehoning, Pennsylvania. Bash’s industrial interests are in the fields of reactive compounding, twin screw extruder design, bioplastics processing, and polymer reaction engineering. Mr. Bash has worked for Welding Engineers in Blue Bell, Pennsylvania, as the Director of Compounding Technology; and as a Materials Development Engineer for Golden Technologies Company in Golden, Colorado. Bash has consulted for various clients in industry and government, including work he did with National Renewable Energy Lab to help develop a process to depolymerize nylon from waste carpet using a counter rotating, non-intermeshing twin screw extruder. Bash has worked in bioplastics processing since 1993. Bash received B.S. degree in Chemical Engineering from Drexel University, and M.S. and PhD degrees from Lehigh Univeristy, where he worked in the Emulsion Polymers Institute. Mr. Bash is a member of the Society of Plastics Engineers and the American Chemical Society. Bash has authored chapters in reference books used in the polymer industry, and has presented papers at national conferences on various topics related to polymer processing.
MARGARET McMURRAY, Chief Administrative Officer. Ms. McMurray joined Cereplast in June of 2006 and has over 30 years of experience in operations primarily in administrative management services to a variety of corporations and government agencies. McMurray was appointed to her current position of Chief Administrative Officer in January, 2007and oversees Cereplast’s administrative functions by providing administrative direction, supervision and support to the staff pertaining to Human Resources, Property Management and Purchasing, as well as coordinating the duties of the office staff and general operation of the administrative offices. Prior to joining Cereplast, McMurray spent ten years performing administrative duties for Conwell Shonkwiler’s & Associates. McMurray background also includes advising the Directors of the U. S Information Services offices in Bogota, Colombia and Jakarta, Indonesia on government procedures pertaining to administrative and management matters.

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
BOARD COMMITTEES
AUDIT COMMITTEE
The audit committee of the board of directors reviews the internal accounting procedures of our company and consults with and reviews the services provided by our independent accountants. The audit committee consisted of Mr. Frederic Scheer. The audit committee held meetings in 2008. Mr. Scheer served as the financial expert on the Audit Committee. Until new directors are appointed to the Audit Committee, Mr. Scheer, Chairman of the Board, shall serve as the interim Chairman of the audit committee.
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
DIRECTOR COMPENSATION
During the year ended December 31, 2008, our independent directors each received 750,000 shares of restricted Cereplast stock valued at $632,500, for their service as members of the Board of Directors.
CODE OF ETHICS
We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees.

Item 11. Executive Compensation
The following table sets forth all compensation paid in respect of our Named Executive Officers for the last three completed fiscal years:
SUMMARY COMPENSATION TABLE

							Change in
							Pension Value
						Non-	and Non-
						Equity	Qualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name & Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Frederic Scheer, CEO(1)	2008	$202,909	—	$164,367	—	—	—	$98,422	$465,698
	2007	$223,278	—	$198,327	—	—	—	—	$421,605
	2006	$163,000	—	—	—	—	—	—	$163,000
Randy Woelfel, President and COO(2)	2008	$158,654	—	$382,831	—	—	—	$66,459	$607,944
Stephan Garden, SVP Finance & Bus. Dev.(3)	2008	$184,887	—	$418,821	—	—	—	$28,508	$ ,632,216
	2007	$157,732	—	$327,133	$1,022,912	—	—	—	$1,507,777
	2006	$54,000	—	$341,750	—	—	—	—	$395,750

(1)	Frederic Scheer’s annual cash base salary for 2008 was $285,000; however he has agreed to defer a portion of this cash compensation until the cash flow of the company will permit payment.

(2)	Randy Woelfel became a full time employee on March 31, 2008. His annual cash base salary is $250,000; however he has agreed to defer a portion of this cash compensation until the cash flow of the company will permit.

(3)	Stephan Garden’s annual cash base salary for 2008 was $200,000; however he has agreed to defer a portion of this cash compensation until the cash flow of the company will permit.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
The following table sets forth the outstanding equity awards with respect our Named Executive Officers for the year ended December 31, 2008

OPTION AWARDS						STOCK AWARDS
								Equity	Equity
			Equity					Incentive Plan	Incentive Plan
			Incentive Plan					Awards:	Awards:
		Number of	Awards:				Market	Number of	Market or
	Number of	Securities	Number of			Number of	Value of	Unearned	Payout Value of
	Securities	Underlying	Securities			Shares or	Shares or	Shares, Units	Unearned
	Underlying	Unexercised	Underlying			Units of	Units of	or Other	Shares, Units or
	Unexercised	Unearned	Unexercisable	Option	Option	Stock That	Stock that	Rights That	Other Rights
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	That Have
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Not Vested (#)
Frederic Scheer	—	—	—	—	—	—	—	—	—
Randy Woelfel
Stephan Garden,	2,824,565	—	—	$0.56	12/20/2011	—	—	—	—
	175,435	—	—	$0.56	12/18/2017	—	—	—	—
DIRECTOR COMPENSATION
The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year end December 31, 2008.

					Change in Pension
					Value and
	Fees Earned			Non-Equity	Nonqualified
	or Paid in		Option	Incentive Plan	Deferred Compensation	All Other
	Cash	Stock Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Petros Kitsos	—	$316,250	—	—	—	—	$316,250
Jacques Vincent	—	$316,250	—	—	—	—	$316,250

Starting in 2008, Mr. Kitsos and Mr. Vincent are to receive 1,000,000 shares of Cereplast restricted stock as compensation over a 3 year period and subject to a vesting agreement.
EMPLOYMENT AND OTHER AGREEMENTS
We have entered into the following agreements with our executive officers:
•	In November 2006, we entered into an Employment Agreement effective January 1st, 2007 with our Chief Executive Officer by which he has agreed to serve as CEO for a period of five (5) years. He is entitled to a yearly cash compensation of $400,000 but has agreed to substitute part of his cash compensation for restricted stock until the cash flow of the company will permit.

•	In March 2008, we entered into an Employment Agreement effective March 31, 2008 with our President, Chief Operating Officer by which he has agreed to serve as President, COO for a period of three (3) years. He is entitled to annual cash compensation of $350,000 but has agreed to substitute a significant part of his cash compensation for restricted stock until the cash flow of the company will permit.
During the year, all of our executive officers agreed to defer up to 30% of their annual cash base salary until the cash flow of the company permits payment of these earned amounts.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
The following table sets forth information regarding the beneficial ownership of our common stock as of March 4, 2009. The information in this table provides the ownership information for:
•	each person known by us to be the beneficial owner of more than 5% of our Common Stock;

•	each of our directors;

•	each of our executive officers; and

•	our executive officers and directors as a group.
Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common stock beneficially owned and percentage ownership is based on 298,431,177 shares outstanding on March 20, 2009, and assuming the exercise of any options or warrants or conversion of any convertible securities held by such person, which are presently exercisable or will become exercisable within 60 days after March 20, 2009.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
UBS Global Asset Management (Americas), Inc. Bahnhofstrasse 45 PO Box CH-8021 Zurich, Switzerland	17,462,656	5.7%

Frederic Scheer (1)(2)	112,964,959	37.0%
Stephan Garden	6,011,954	2.0%
William Kelly	2,735,102	*
Randy Woelfel	1,384,931	*
Shriram Bagrodia	1,223,472	*
Thomas Bash	815,682	*
Heather Sheehan	705,311	*
Gary Larrivee	664,612	*
Mark Barton	538,376	*
Margaret McMurray	248,661	*
Petros Kitsos	3,045,455	1.0%
Jacques Vincent	1,000,000	*

All officers and directors as a group (12 people)	131,338,535	43.0%

*	Less than one percent

(1)	Mr. Scheer beneficially owns such shares jointly with his wife, Jocelyne Scheer and through their private foundation The Frederic & Jocelyne Sheer Foundation.

(2)	Mr. Scheer gifted 1,685,000 shares to certain members of the management of Cereplast on March 10, 2009.

Item 13. Certain Relationships, Related Transactions, and Director Independence.
None.
Item 14. Principal Accountant Fees and Services
The following table sets forth all fees we incurred in connection with professional services rendered by HJ Associates & Consultants, LLP during the years ended December 31, 2008, and 2007:

Fee Type	2008	2007
Audit Fees	$67,485	$100,500
Tax Fees	2,281	1,470

	$69,766	$101,970

The Audit Committee has adopted procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accountants, HJ Associates & Consultants, LLP. up to specified amounts. Pre-approval may also be given as part of the audit committee’s approval of the scope of the engagement of the independent registered public accountants or on an individual explicit case-by-case basis before the independent registered public accountants are engaged to provide each service.
The Audit Committee has determined that the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

Item 15. Exhibits and Financial Statement Schedules

Exhibit
Number	Description

3.1	Articles of Incorporation. (1)

3.2	Certificate of Amendment to the Articles of Incorporation dated February 26, 2003 (1)

3.3	Certificate of Amendment to the Articles of Incorporation dated July 19, 2004 (1)

3.4	Certificate of Amendment to the Articles of Incorporation dated March 18, 2005 (1)

3.5	Bylaws (1)

4.1	Form of Subscription Agreement used in connection with private offering dated April 2005 (2)

4.2	Stock Option Plan(2)

4.3	Form of Subscription Agreement used in connection with private offering of 872,000 shares of common stock (2)

4.4	Periodic Equity Investment Agreement dated February 13, 2006 between the Company and Cumorah Capital, Inc. (4)

4.5	Registration Rights Agreement dated February 13, 2006 between the Company and Cumorah Capital, Inc. (4)

4.6	Letter Agreement dated March 31, 2006 by and between the Company and Cumorah Capital, Inc. (5)

4.7	Periodic Equity Investment Agreement dated December 8, 2008 between the Company and Cumorah Capital, Inc. (7)

10.1	Sale and Purchase Agreement entered between the Company and Cargill Dow LLC(2)

10.5	Lease entered with El Segundo / Yukon Partners LLC (3)

Exhibit
Number	Description

10.6	Promissory Note in the amount of $100,000 in the name of Wings Fund Inc. (3)

10.7	Promissory Note in the amount of $50,000 in the name of Yanosan Group (3)

10.8	Form of Subscription Agreement used in connection with private offering of 38,341,053 shares of common stock (6)

14.1	Code of Ethics (1)

23.1	Consent of HJ Associates & Consultants, LLP (6)

31.1	Certification of the Chief Executive Officer and the Principal Accounting Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of the SVP Finance and Business Development pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated July 5, 2005.

(2)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 26, 2005.

(3)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated September 21, 2005.

(4)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated February 14, 2006.

(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission dated December 21, 2006.

(6)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated July 6, 2007.

(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission dated December 8, 2008.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned on March 30, 2009, thereunto duly authorized.

CEREPLAST, INC.
Dated: March 30, 2009	By:	/s/ Frederic Scheer
Frederic Scheer, Chairman,
Chief Executive Officer, and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2009	By:	/s/ Frederic Scheer
Frederic Scheer,
Chairman, Chief Executive Officer, and Director

Dated: March 30, 2009	By:	/s/ Jacques Vincent
Jacques Vincent, Director

Dated: March 30, 2009	By:	/s/ Petros Kitsos
Petros Kitsos, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Cereplast, Inc.
Hawthorne, California
We have audited the accompanying consolidated balance sheets of Cereplast, Inc. and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations and other comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cereplast, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and the Company’s existing working capital will not be sufficient to meet its cash requirements to fund its planned capital expenditures and operating expenses. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We were not engaged to examine management’s assessment of the effectiveness of Cereplast, Inc.’s internal control over financial reporting as of December 31, 2008, included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.

By:	/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP Salt Lake City, Utah
March 30, 2009

CEREPLAST, INC.
CONSOLIDATED BALANCE SHEETS

	12/31/08	12/31/07
ASSETS
Current Assets
Cash	$501,699	$8,593,714
Accounts Receivable, Net	280,102	431,020
Inventory, Net	1,838,775	1,827,667
Prepaid Expenses	160,863	67,590

Total Current Assets	2,781,439	10,919,991

Property and Equipment
Property and Equipment	5,729,051	2,847,956
Accumulated Depreciation and Amortization	(1,132,337)	(596,361)

Net Property and Equipment	4,596,714	2,251,595

Other Assets
Restricted Cash	48,628	72,892
Investments	—	500
Intangibles, Net	173,285	18,721
Deposits	44,943	30,478

Total Other Assets	266,856	122,591

Total Assets	$7,645,009	$13,294,177

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$1,114,744	$600,289
Other Payables	33,634	146
Accrued Expenses	829,933	152,947
Capital Leases, Current Portion	47,440	71,812
Convertible Shareholder Loan	212,482	—
Loan Payable, Current Portion	3,874	11,139

Total Current Liabilities	2,242,107	836,333

Long-Term Liabilities
Capital Leases	40,045	87,440
Loan Payable	—	3,874

Total Long-Term Liabilities	40,045	91,314

Total Liabilities	2,282,152	927,647

Shareholders’ Equity
Preferred Stock, $0.001 par value; 5,000,0000 authorized preferred shares	—	—
Common Stock, $0.001 par value; 495,000,000 authorized shares; 281,134,359 shares & 259,302,409 shares issued and outstanding, respectively	281,134	259,302
Common Stock subscribed, not issued	250,000	—
Additional Paid in Capital	34,175,023	28,730,547
Retained Earnings/(Deficit)	(29,372,020)	(16,623,319)
Other Comprehensive Income	28,720	—

Total Shareholders’ Equity	5,362,857	12,366,530

Total Liabilities and Shareholders’ Equity	$7,645,009	$13,294,177

See accompanying notes to consolidated financial statements.

CEREPLAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE YEARS ENDED

	Years Ended
	12/31/2008	12/31/2007

GROSS SALES	$4,599,303	$2,348,068
Sales Discounts, Returns & Allowances	(87,147)	(168,070)

NET SALES	4,512,156	2,179,998

COST OF SALES	4,431,976	2,090,730

GROSS PROFIT	80,180	89,268

OPERATING EXPENSES
Depreciation and Amortization	545,832	373,687
Financing Costs	100,027	—
Financing Discount Costs	—	3,243,460
Marketing Expense	1,547,547	252,275
Professional Fees	996,322	856,705
Rent Expense	1,064,765	367,276
Research and Development	1,071,814	321,450
Salaries & Wages	3,263,518	2,027,539
Salaries & Wages — Stock Based Compensation	2,859,680	3,142,477
Other Operating Expenses	1,829,864	1,429,672

TOTAL OPERATING EXPENSES	13,279,369	12,014,541

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(13,199,189)	(11,925,273)

OTHER INCOME (EXPENSES)
Gain on Sale of Marketable Securities	346,280	—
Loss on Sale of Equipment	(4,588)	—
Interest Income	117,628	285,083
Interest Expense	(8,832)	(38,045)

TOTAL OTHER INCOME (EXPENSES)	450,488	247,038

LOSS BEFORE PROVISIONS FOR TAXES	(12,748,701)	(11,678,235)

Provision for Taxes	—	—

NET LOSS	(12,748,701)	(11,678,235)

OTHER COMPREHENSIVE INCOME
Gain on Foreign Currency Translation	28,720	—

TOTAL COMPREHENSIVE LOSS	$(12,719,981)	$(11,678,235)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.05)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	265,767,377	238,393,888

See accompanying notes to consolidated financial statements.

CEREPLAST, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

								Other
	Common Stock		Preferred Stock		Additional	Def. Equity	Accumulated	Comprehensive	Subscribed
	Shares	Amount	Shares	Amount	Paid-In Capital	Offering Cost	Deficit	Income	Stock	Total

Balance, December 31, 2006	203,266,102	$203,267	—	$—	$8,718,157	$(3,040,125)	$(4,945,084)	$—	$—	$936,215

Issuance of common stock for cash. Stock price ranging from $0.30 per share to $0.41 per share	50,994,697	50,995	—	—	18,594,105	—	—	—	—	18,645,100
Amortization of financing discount cost	—	—	—	—	203,335	—	—	—	—	203,335
Amortization of deferred equity offering costs	—	—	—	—	—	3,040,125	—	—	—	3,040,125
Issuance of common stock as compensation. Stock price ranging from $0.40 per share to $0.70 per share	2,309,617	2,309	—	—	1,203,685	—	—	—	—	1,205,994
Issuance of stock options under employee stock option plan	—	—	—	—	1,887,515	—	—	—	—	1,887,515
Issuance of common stock for 3rd party services. Stock price ranging from $0.36 per share to $0.91 per share	2,731,993	2,731	—	—	1,455,635	—	—	—	—	1,458,366
Stock Offering Costs	—	—	—	—	(3,331,885)	—	—	—	—	(3,331,885)
Loss for the year ended December 31, 2007	—	—	—	—	—	—	(11,678,235)	—	—	(11,678,235)

Balance, December 31, 2007	259,302,409	259,302	—	—	28,730,547	—	(16,623,319)	—	—	12,366,530

Issuance of common stock as compensation. Stock price ranging from $0.11 per share to $0.64 per share	6,777,223	6,777	—	—	1,682,036	—	—	—	—	1,688,813
Issuance of common stock to 3rd parties and directors for services. Stock price ranging from $0.11 per share to $0.64 per share	2,066,090	2,066	—	—	747,047	—	—	—	—	749,113
Expense relating to stock options under employee stock option plan	—	—	—	—	578,066	—	—	—	—	578,066
Issuance of common stock for cash. Stock price ranging from $0.22 per share to $0.38 per share	11,988,637	11,989	—	—	2,625,511	—	—	—	—	2,637,500
Issuance of common stock to Cumorah for commitment fee on equity line of financing	1,000,000	1,000	—	—	99,000	—	—	—	—	100,000
Stock subscription for stock not issued	—	—	—	—	—	—	—	—	250,000	250,000
Stock Offering Costs	—	—	—	—	(287,184)	—	—	—	—	(287,184)
Net loss for the year ended December 31, 2008	—	—	—	—	—	—	(12,748,701)	—	—	(12,748,701)
Gain on foreign currency translation	—	—	—	—	—	—	—	28,720	—	28,720

Balance, December 31, 2008	281,134,359	$281,134	—	$—	$34,175,023	$—	$(29,372,020)	$28,720	$250,000	$5,362,857

See accompanying notes to consolidated financial statements.

CEREPLAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED

	Years Ended
	12/31/2008	12/31/2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,748,701)	$(11,678,235)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	545,832	373,687
Allowance for doubtful accounts	18,051	—
Loss on sale of equipment	4,588	—
Gain on sale of securities	(346,280)	—
Financing Discount Costs	—	3,243,460
Common Stock Issued for Services, Salaries & Wages	3,115,992	4,551,875
(Increase) Decrease in:
Accounts Receivable	132,867	(298,549)
Inventory	(143,108)	(851,587)
Reserve for obsolescence	132,000	—
Deposits	(14,465)	(4,134)
Prepaid Expenses	(93,273)	(19,531)
Restricted Cash	24,264	(72,892)
Intangibles	(161,122)	—
Increase (Decrease) in:
Accounts Payable	514,455	(166,661)
Other Payables	33,488	(755)
Accrued Expenses	676,986	95,591

NET CASH USED IN OPERATING ACTIVITIES	(8,308,426)	(4,827,731)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, and intangibles	(2,891,918)	(1,418,680)
Proceeds from sale of equipment	2,936	—
Proceeds of sale of securities	346,780	—

NET CASH USED IN INVESTING ACTIVITIES	(2,542,202)	(1,418,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances/(Payments) on Shareholder Loans	212,482	(362,628)
Payments on Credit Lines	—	(47,468)
Payments on Capital Leases	(71,767)	(7,601)
Payments on Notes Payable	—	(250,000)
Payments on Term Loan Payable	(11,138)	(10,416)
Proceeds from issuance of common stock and subscription receivable	2,600,316	15,313,215

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,729,893	14,635,102

FOREIGN CURRENCY TRANSLATION	28,720	—

NET (DECREASE)/ INCREASE IN CASH	(8,092,015)	8,388,691

CASH, BEGINNING OF PERIOD	8,593,714	205,023

CASH, END OF PERIOD	$501,699	$8,593,714

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
During the year ended December 31, 2008, the Company issued 11,988,637 shares in exchange for gross proceeds of $2,637,500 under a private placement. During the year ended December 31 2007 the company issued 5,168,645 shares in exchange for gross proceeds of $1,830,000 in advance on its Equity Line of Financing and 45,826,052 shares in exchange for gross proceeds of $16,815,100 under various private placements. For the years ended December 31, 2008 and 2007, the Company paid $8,832 and $38,045, respectively, in cash for interest and $0 for taxes.
SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
During the year ended December 31, 2008, the Company issued 8,277,223 shares valued at $2,321,313 for services to directors and employees and 1,566,090 shares valued at $216,613 for services to third parties. The Company also recognized $578,067 of expense related to vesting of employee stock options for the year ended December 31, 2008.During the year ended December 31, 2007, the Company issued 2,309,617 shares, valued at $1,205,994 to employees for services and 2,731,993 shares valued at $1,458,366 for services to third parties. During the year ended December 31, 2007 the Company also issued stock options to various employees, valued at $1,887,515.
See accompanying notes to consolidated financial statements.

CEREPLAST, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
1. ORGANIZATION AND LINE OF BUSINESS
Organization
We were incorporated on September 29, 2001 in the State of Nevada under the name of Biocorp North America Inc. On March 18, 2005, we filed an amendment to our certificate of incorporation to change our name to Cereplast, Inc.
Line of Business
We have developed and are commercializing proprietary bio-based resins through two complementary product families: Cereplast Compostables® Resins which are renewable, ecologically sound substitute for petroleum-based plastics and Cereplast Hybrid® Resins, which replace up to 50% of the petroleum-based content of traditional plastics with materials from renewable resources. Our resins aim to be competitively priced compared to petroleum-based plastic resins and can be converted into finished products using conventional manufacturing equipment without significant additional capital investment by downstream converters.
The demand for non-petroleum based, clean and renewable sources for materials, such as bioplastics, and the demand for compostable/biodegradable products are being driven globally by a variety of factors, including fossil fuel price volatility, energy security and environmental concerns. These factors have led to increased spending on clean and renewable products by corporations and individuals as well as legislative initiatives at the local and state level.
We are a full-service resin solution provider uniquely positioned to capitalize on the rapidly increasing demand for sustainable and environmentally friendly alternatives to traditional plastic products.
We primarily conduct our operations through two product families:
•	Cereplast Compostables Resins® are renewable, ecologically-sound substitutes for petroleum-based plastics targeting primarily single-use disposables and packaging applications. We offer 14 commercial grades of Compostables Resins in this product line. These resins are compatible with existing manufacturing processes and equipment making them a ready substitute for traditional petroleum-based resins. We commercially introduced our Compostables line in November 2006.
•	Cereplast Hybrid Resins® replace up to 50% of the petroleum content in conventional plastics with bio-based materials such as industrial starches sourced from plants. The Hybrid Resin line is designed to offer similar properties to traditional polyolefins such as impact strength and heat deflection temperature, and is compatible with existing converter processes and equipment. Hybrid Resins provide a viable alternative for brand owners and converters looking to partially replace petroleum-based resins in durable goods applications. Hybrid Resins address this need in a wide range of markets, including automotive, consumer goods, consumer electronics, medical, packaging, and construction. We commercially introduced our first grade of Hybrid Resin, Hybrid 150, at the end of 2007. We currently offer two commercial grades in this product line.
As of December 31, 2008, over 165 companies have requested and been provided with samples of our bioplastic resin and 95 customers have purchased resin for trials and testing. Of these, 65 customers have advanced to prototype testing and qualification of more than 110 different product applications. Twenty customers, including WNA, Alcoa, Genpak, Innoware, Penley, Solo, Cadaco, Jatco, Dentek, CSI-Cosmolab and Pace Industries, have commercialized and introduced 85 different bioplastic products using our resin.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. (“GAAP”) The consolidated financial statements include the financial condition and results of operations of our wholly-owned subsidiary, Cereplast International, S.A., a Luxembourg company organized during the year ended December 31, 2008 for the purpose of conducting sales operations in Europe. Intercompany balances and transactions have been eliminated in consolidation.

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
Basis of Presentation and Going Concern
We have incurred net losses of $12,748,701 and $11,678,235 for the years ended December 31, 2008 and 2007, respectively, and have an accumulated deficit of $29,372,020 as of December 31, 2008. Based on our operating plan, our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures and working capital requirements through June 30, 2009 without additional sources of cash.
These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.
Our plan to address the shortfall of working capital is to generate additional financing through a combination of financing of assets, incremental product sales and the sale of equity securities. There are no assurances that we will be able to obtain any sources of financing on acceptable terms, or at all.
If we cannot obtain sufficient additional financing in the short-term, we may be forced to file for bankruptcy or cease operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be forced to take such actions.
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

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At various times throughout the year, the Company may have exceeded federally insured limits.
Concentration of Credit Risk
We had unrestricted cash, cash equivalents, and short-term investment, totaling $501,699 and $8,593,714 at December 31, 2008 and 2007, respectively. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of December 31, 2008, all of our investments were held in money market accounts and short-term instruments. We actively monitor changes in interest rates.
Other Concentration
During the year ended December 31, 2008, we had one significant supplier that accounted for 76% of total cost of goods sold and had one significant customer, Pace Industries, Inc. that accounted for 54% of total sales. No other supplier or customer accounted for more than 10% of cost of sales or sales during this period. During the year ended December 31, 2007, the Company had one significant supplier that accounted for 61% of total cost of goods sold and had two significant customers, Pace Industries, Inc. and Genpak® that accounted for 35.8% and 14.3% of total sales, respectively.
Restricted Cash
We had restricted cash in the amount of $48,628 and $72,892 at December 31, 2008 and 2007, respectively. The restricted cash amount consists of a “Certificate of Deposit” which supports a “Letter of Credit” for a leased facility.
Fair Value of Financial Instruments
The carrying amounts of our financial instruments as of December 31, 2008 and 2007, which include cash equivalents, accounts receivable, unbilled receivable, accounts payable, accrued expenses, and advances on financing from investors, approximate their fair values due to the short-term nature of these instruments.
Accounts Receivable
We maintain an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management performs a review of the receivables past due from the customers on a monthly basis and reserves against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was $29,350 and $11,299 as of December 31, 2008 and 2007, respectively.
Inventories
Inventories are stated at the lower of cost (first-in, first-out basis) or market, and consist primarily of raw materials used in the manufacturing of bioplastic resins, finished bioplastic resins and finished goods. Inventories are reviewed for excess and obsolescence and a reserve is established accordingly. During the year ended December 31, 2008, an obsolescence reserve of $132,000 was established and charged as cost of sales. As of December 31, 2008 and 2007, the inventories are as follows:

	2008	2007
Raw Materials	$608,984	$1,214,519
Bioplastic Resins	1,040,255	472,195
Finished Goods	291,890	126,039
Packaging Materials	29,646	14,264
Promo & Misc.	—	650
Reserve for Obsolescence	(132,000)	—

Inventories, Net	$1,838,775	$1,827,667

Property and Equipment
Property and equipment are stated at cost, and depreciation is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are between five and seven years. Repairs and maintenance expenditures are charged to expense as incurred. Property and Equipment consist of:

	2008	2007
Equipment	$2,582,204	$2,371,194
Construction in Progress	2,593,937	—
Furniture & Fixtures	325,738	284,613
Leasehold Improvements	227,172	192,149

	5,729,051	2,847,956
Less Accumulated Depreciation	(1,132,337)	(596,361)

Net Property and Equipment	$4,596,714	$2,251,595

Intangibles
Intangibles are stated at cost and consist primarily of patents and trademarks. Amortization is computed on the straight-line method over the estimated life of these assets, estimated to be between five and fifteen years.

	2008	2007
Intangibles	$188,927	$27,805
Less Accumulated Amortization	(15,642)	(9,084)

Net Intangibles	$173,285	$18,721

Deferred Income Taxes
Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.
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
Marketing and Advertising
We expense marketing and advertising costs as incurred. Marketing and advertising costs for the year ended December 31, 2008 and 2007 were $1,547,547 and $252,275, respectively.
Research and Development Costs
Research and development costs are charged to expense as incurred. These costs consist primarily of research with respect to new grades of bioplastic resins, testing of both the bioplastic resins as well as testing of finished products made from the bio-based resins. The costs for the years ended December 31, 2008 and 2007 were $1,071,814 and $321,450 respectively.

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
On March 29, 2005, the SEC published Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation be classified in the same expense line items as cash compensation. We reclassified stock-based compensation from prior periods to correspond to current period presentation within the same operating expense line items as cash compensation paid to employees.
Loss per Share Calculations
We adopted Statement of Financial Standards (“SFAS”) No. 128 for the calculation of “Loss per Share”. SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Our diluted loss per share is the same as the basic loss per share for the years ended December 31, 2008 and 2007 as the inclusion of any potential shares would have had an anti-dilutive effect due to the loss we generated.
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
3. CAPITAL STOCK
During the twelve months ended December 31, 2008, we issued shares of common stock as follows:
•	In a private placement transaction completed on September 8, 2008, which was made in reliance upon an exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), we issued 11,988,637 restricted shares of common stock for gross cash proceeds of $2,637,500, less related fees and expenses in the amount of $287,184.
•	We issued 1,000,000 shares of restricted common stock valued at $100,000 as a commitment fee related to a Periodic Equity Investment Agreement with Cumorah Capital, Inc entered into on December 8, 2008.
•	We issued 8,843,313 shares of common stock valued at $2,437,926 to various employees, directors, and third parties for services rendered.
During the twelve months ended December 31, 2007, the Company issued shares of common stock as follows:
•	Through an initial private placement completed on March 10, 2007, which was made in reliance upon an exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, we issued 7,484,999 restricted shares of common stock for gross cash proceeds of $2,245,500.
•	Through an initial private placement completed on July 2, 2007, which was made in reliance upon an exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, we issued 38,341,053 restricted shares of common stock for gross cash proceeds of $14,569,600. The subscribers to the private placement were primarily comprised of institutions focused on the renewable and clean technology sectors, including UBS, Fortis Investments, Clariden Leu, Credit Suisse and Swisscanto. The shares acquired through this private placement were subsequently registered with the SEC through an SB-2 filing, which was declared effective on July 11, 2007.
•	We received funds of $1,830,000 under its Equity Line of Financing for 5,168,645 common stock shares issued.
•	We issued 5,041,610 shares of common stock valued at $2,644,360 to various employees and consultants for services rendered.

Valuation Assumptions for Stock Options
During the year ended December 31, 2007, total stock options granted to employees were 11,625,000 with estimated total grant-date fair values of $4,481,665. We estimate that stock-based compensation for awards not expected to be exercised is $864,688. We did not issue any stock options to employees during 2008. During the year ended December 31, 2008 and 2007, we recorded stock-based compensation related to stock options of $578,066 and $1,887,515, respectively. The fair value for each stock option granted during the twelve months ended December 31, 2007 was estimated at the date of grant using the BSM option-pricing model, assuming no dividends and the following assumptions.

Year ended
December 31,
2007
Average risk-free interest rate	3.84%
Average expected life (in years)	5.1
Volatility	102.2%
•	Expected Volatility: The fair values of stock based payments were valued using a volatility factor based on our historical stock prices.
•	Expected Term: We elected to use the “simplified method” as discussed in SAB No. 107 to develop the estimate of the expected term.
•	Expected Dividend: We have not paid any dividends and does not anticipate paying dividends in the foreseeable future.
•	Risk-Free Interest Rate: We base the risk-free interest rate used on the implied yield currently available on U.S. Treasury zero-coupon issues with remaining term equivalent to the expected term of the options.
Stock Option Activity
Our board of directors adopted the 2004 Employee Stock Option Plan. Under this Plan, the Board of Directors may issue incentive and non-qualified stock options to our employees. Options granted under these Plans generally expire at the end of five or ten years and vest in accordance with a vesting schedule determined by our Board of Directors, usually over three years from the grant date. As of December 31, 2007, 2004 Employee Stock Option Plan, 13,375,000 shares are available for future grants under the 2004 Employee Stock Option Plan. We settle stock option exercises with newly issued common shares. The following is a summary of stock option activity (in thousands, except per share data):

	2008		2007
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding—beginning of year	11,625	$0.56	—	$—
Granted at fair value	—	—	11,625	0.56
Exercised	—	—	—	—
Canceled/forfeited	1,650	0.56	—	—

Outstanding—end of year	9,975	0.56	11,625	0.56

Options exercisable at year-end	6,873	$0.56	3,000	$0.56

The following table summarizes information about stock options as of December 31, 2008 (in thousands, except per share data):

	Options Outstanding				Options Exercisable
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic		Exercise	Contract	Intrinsic
Range of Exercise Prices	Shares	Price	Life	Value	Shares	Price	Life	Value
$0.0–$0.56	9,975	$0.56	5.00	—	6,873	$0.56	4.68	—

Total unrecognized compensation costs related to non-vested awards was approximately $1,151 million and $1,729 million as of December 31, 2008 and 2007, respectively. These non-vested awards are expected to be exercised over the weighted average period of 5.70 years.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our average stock price of $0.37 and $0.55 during the year ended December 31, 2008, and 2007, which would have been received by the option holders had all option holders exercised their options as of that date. Based on the average stock price during the year ended December 31, 2008, and 2007, there were no in-the-money options exercisable as of December 31, 2008 and 2007.
The weighted average exercise price of options granted during the year ended December 31 2007was $0.56. There were no options granted during the year ended December 31, 2008. The total fair values of the shares vested during the year ended December 31, 2008 and 2007 was $528,609 and $1,023,000, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, and 2007 was $0. The total cash received from employees as a result of employee stock option exercises during the years ended December 31, 2008 and 2007 was $0.
4. REVOLVING LINE OF CREDIT
The Company has one revolving line of credit with total availability of $25,000. As of December 31, 2008 and December 31, 2007, the Company did not have any borrowings under the line of credit.
5. LEASES
We currently operate out of two main locations in Hawthorne, California and Seymour, Indiana. The various leases underlying these two facilities are summarized below:
California Facilities — The Hawthorne facility is comprised of two contiguous building spaces covering an aggregate of 55,000 square feet that serve as our main corporate office, research and development lab, production facility and a second separate 30,000 square foot facility that serves as an additional logistic center. The Hawthorne facility is subject to three operating leases:
•	a lease for office, industrial and warehouse space with monthly rents of $15,405 expiring in January 2010;
•	a lease for office and warehouse space with monthly rents of $20,644 expiring in April 2012; and
•	a lease for office and warehouse space with monthly rents of $26,105 expiring in January 2010.
Indiana Facility — The 105,000 square foot Seymour facility is currently used as a distribution facility for our products; construction and installation of our first production line is mechanically completed and now undergoing final stages of preparation for operation on a continuous basis. The Seymour facility is subject to a lease with monthly rents of $25,000 expiring in January 2018.
6. LOANS PAYABLE
Term Loan
During the year ended December 31, 2004, the Company obtained a term loan payable in the amount of $50,000, which bears interest at the rate of 6.75% per annum, and matures in 2009. The monthly payments are $984 with principal and interest. The future payments on the loan payable are as follows:

Year ending December 31, 2009	$3,874
Less Current Portion of Loan Payable	(3,874)

Long Term Portion of Loan Payable	—

Shareholder Loan
During the year ended December 31, 2008, we received a loan of $212,500 from one of our shareholders, a party related to our Chief Executive Officer. The loan bears no interest and was repayable on or before January 15, 2009 at our discretion in cash or in shares of Cereplast common stock. Subsequent to December 31, 2008, the loan was repaid with the issue of 2,450,000 shares of Cereplast common stock.
7. INCOME TAX
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, we recognized no increase in the liability for unrecognized tax benefits, which would have been accounted for as a reduction to the January 1, 2007, balance of retained earnings. Included in the balance at December 31, 2008, and 2007, no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
Our policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.
8. DEFERRED TAX BENEFIT
At December 31, 2008, we have available federal and state cumulative net operating loss carry forwards of ($19,200,080), which expires at dates that have not been determined.
The differences between our effective income tax rate and the statutory federal rate for the years ended December 31, 2008 and 2007 relate primarily to losses incurred for which no tax benefit was recognized, due to the uncertainty of realization. The valuation allowance was $3,574,456 and $2,921,132 at December 31, 2008 and 2007 respectively. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to significant annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

A reconciliation of income tax expense that would result from applying the U.S. Federal and State rate of 39% to pre-tax income from continuing operations for the years ended December 31, 2008 and 2007, with federal income tax expense presented in the financial statements is as follows:

	2008	2007
Income tax benefit computed at U.S. Federal statutory rate (34%)	$(4,231,111)	$(3,960,272)
State income taxes, net of benefit federal taxes	(622,222)	(582,887)
Meals & Entertainment	3,225	3,085
Stock for services	1,201,189	483,390
R&D	—	29,468
Amortization of Equity Offering Costs	—	1,185,649
Depreciation	(80,980)	(75,170)
Accruals	153,850	(4,395)
Disposal of Assets	1,593	—
Less Valuation Allowance	3,574,456	2,921,132

Income tax expense	$—	$—

The deferred income tax benefit at December 31, 2008 and 2007 reflects the impact of temporary differences between the amounts of assets and liabilities recorded for financial reporting purposes and such amounts as measured in accordance with tax laws. The items, which comprise a significant portion of deferred tax assets and liabilities, are approximately as follows:

	2008	2007
Deferred Tax Assets:
NOL Carryover	$7,572,160	$4,710,600
‘ R&D Carryover	48,630	75,560
‘ Allowance for Doubtful Accounts	11,125	4,400
Inventory Reserve	51,480	—
RP Accruals	95,655	—
Deferred tax Liabilities:
Depreciation	(290,900)	(155,400)
Less Valuation Allowance	(7,488,150)	(4,635,160)

Income Tax Expense	$—	$—

9. CAPITAL LEASE OBLIGATIONS
At December 31, 2008, and 2007, capital lease obligations are as follows:

	2008	2007
Capital lease at 20% interest, with monthly principal and interest payments of $674 due December 2008, secured by mold equipment. The purchase option at the end of the lease is $1.00.	$—	$7,263

Capital lease at 15% interest, with monthly principal and interest payments of $513 due January 2010, secured by mold equipment. The purchase option at the end of the lease is $1.00.	6,125	10,970

Capital lease at 9.99% interest, with monthly principal and interest payments of $2,054 due May 2010, secured by MAS Computer Software. The purchase option at the end of the lease is $1.00.	30,249	50,662

Capital lease at 13% interest, with monthly principal and interest payments of $1,128 due April 2009, secured by equipment. The purchase option at the end of the lease is $1.00.	4,389	16,452

Capital lease at 29% interest, with monthly principal and interest payments of $1,369 due June 2010, secured by equipment. The purchase option at the end of the lease is $1.00.	19,757	28,893

Capital lease at 21% interest, with monthly principal and interest payments of $1,028 due November 2008, secured by equipment. The purchase option at the end of the lease is $1.00.	—	10,165

Capital lease at 8% interest, with monthly principal and interest payments of $505 due November 2011, secured by equipment. The purchase option at the end of the lease is $1.00.	15,662	20,493

Capital lease at 13% interest, with monthly principal and interest payments of $385 due November 2011, secured by equipment. The purchase option at the end of the lease is $1.00.	11,303	14,354

	87,485	159,252
Less Current Portion	(47,440)	(71,812)

	$40,045	$$87,440

Future payments on capital lease obligations are as follows:

Years ending December 31,
2009	$56,251
2010	26,226
2011	16,105
2012	—
2013	—

Total Payments	98,582
Less Interest Portion	(11,097)

Present Value of Future Payments	$87,485

Leased assets under capital obligations, comprised of warehouse equipment, and computer equipment is as follows at December 31, 2008, and 2007. The assets have been recorded under property and equipment, and are being amortized over the estimated lives of the assets leased. Amortization of assets leased is included in depreciation and amortization expense.

	2008	2007
Assets Under Capital Leases	$318,122	$318,122
Less Accumulated Amortization	(172,236)	(123,710)

	$145,886	$194,412

10. RELATED PARTY TRANSACTIONS
As of December 31, 2008, we had the following related party transaction:
•	We received funds of $212,482 pursuant to a loan agreement with one of our shareholders, Mrs. Nathalie Leblanc, a sibling of our CEO, in the amount of $212,482. The loan is secured by the Company’s assets up to the value of the loan, bears no interest, and is repayable on or before January 15, 2009 at the Company’s discretion in cash or 1,450,000 shares of Cereplast common stock. In February, 2009 this loan was repaid in full through the issue of 2,450,000 shares of Cereplast common stock, including the 1,450,000 shares related to the original principal conversion and 1,000,000 additional shares related to the agreement to waive default penalties.

11. SUBSEQUENT EVENTS
Lease
In February 2009, we entered into a sublease agreement with a subtenant for one of our warehouse spaces for a term of three months. Rental income to be received during the term of this sublease is $15,000 per month.
Issuance of Capital Stock
•	On January 21, 2009 we issued 250,000 shares of restricted common stock to each of our two independent Directors for services rendered.
•	Also, subsequent to December 31,2008 we issued 5,000,000 shares of common stock in a private placement transaction which was made in reliance upon an exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, for which gross subscription proceeds of $250,000 had been received prior to December 31, 2008. We issued an additional 9,346,819 share of common stock under the same private placement for gross proceeds of $467,340 which were received after December 31, 2008.
•	In February, 2009 we issued 2,450,000 shares of common stock in full settlement of the shareholder loan from Mrs. Nathalie Leblanc. (See Note 10)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Articles of Incorporation. (1)

3.2	Certificate of Amendment to the Articles of Incorporation dated February 26, 2003 (1)

3.3	Certificate of Amendment to the Articles of Incorporation dated July 19, 2004 (1)

3.4	Certificate of Amendment to the Articles of Incorporation dated March 18, 2005 (1)

3.5	Bylaws (1)

4.1	Form of Subscription Agreement used in connection with private offering dated April 2005 (2)

4.2	Stock Option Plan(2)

4.3	Form of Subscription Agreement used in connection with private offering of 872,000 shares of common stock (2)

4.4	Periodic Equity Investment Agreement dated February 13, 2006 between the Company and Cumorah Capital, Inc. (4)

4.5	Registration Rights Agreement dated February 13, 2006 between the Company and Cumorah Capital, Inc. (4)

4.6	Letter Agreement dated March 31, 2006 by and between the Company and Cumorah Capital, Inc. (5)

4.7	Periodic Equity Investment Agreement dated December 8, 2008 between the Company and Cumorah Capital, Inc. (7)

10.1	Sale and Purchase Agreement entered between the Company and Cargill Dow LLC(2)

10.5	Lease entered with El Segundo / Yukon Partners LLC (3)

10.6	Promissory Note in the amount of $100,000 in the name of Wings Fund Inc. (3)

10.7	Promissory Note in the amount of $50,000 in the name of Yanosan Group (3)

10.9	Form of Subscription Agreement used in connection with private offering of 38,341,053 shares of common stock (6)

14.1	Code of Ethics (1)

23.1	Consent of HJ Associates & Consultants, LLP (6)

31.1	Certification of the Chief Executive Officer and the Principal Accounting Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of the SVP Finance and Business Development pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated July 5, 2005.

(2)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 26, 2005.

(3)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated September 21, 2005.

(4)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated February 14, 2006.

(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission dated December 21, 2006.

(6)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated July 6, 2007.

(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission dated December 8, 2008.