Form 10-Q
period 2009-03-31
Cereplast Inc
filed 2009-05-19
CIK 1324759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 or Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 5, 2009: 307,001,006

CEREPLAST, INC.
FORM 10-Q

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or the “Company” mean Cereplast, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CEREPLAST, INC.
CONSOLIDATED BALANCE SHEETS

	3/31/09	12/31/08
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$54,165	$501,699
Accounts Receivable, Net	172,636	280,102
Inventory, Net	1,677,327	1,838,775
Prepaid Expenses	541,659	160,863

Total Current Assets	2,445,787	2,781,439

Property and Equipment
Property and Equipment	5,680,414	5,729,051
Accumulated Depreciation and Amortization	(1,237,230)	(1,132,337)

Net Property and Equipment	4,443,184	4,596,714

Other Assets
Restricted Cash	48,628	48,628
Intangibles, Net	177,729	173,285
Deposits	48,027	44,943

Total Other Assets	274,384	266,856

Total Assets	$7,163,355	$7,645,009

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$1,559,404	$1,114,744
Other Payables	32,311	33,634
Accrued Expenses	761,024	829,933
Capital Leases, Current Portion	50,879	47,440
Convertible Shareholder Loan	—	212,482
Loan Payable, Current Portion	971	3,874

Total Current Liabilities	2,404,589	2,242,107

Long-Term Liabilities
Capital Leases	21,795	40,045

Total Long-Term Liabilities	21,795	40,045

Total Liabilities	2,426,384	2,282,152

Shareholders’ Equity
Preferred Stock, $0.001 par value; 5,000,0000 authorized preferred shares	—	—
Common Stock, $0.001 par value; 495,000,000 authorized shares; 306,430,230 shares & 281,134,359 shares issued and outstanding, respectively	306,430	281,134
Common Stock subscribed, not issued	—	250,000
Additional Paid in Capital	35,967,135	34,175,023
Retained Earnings/(Deficit)	(31,565,575)	(29,372,020)
Other Comprehensive Income	28,981	28,720

Total Shareholders’ Equity	4,736,971	5,362,857

Total Liabilities and Shareholders’ Equity	$7,163,355	$7,645,009

See accompanying notes to consolidated financial statements.

CEREPLAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED
(UNAUDITED)

	3/31/2009	3/31/2008

GROSS SALES	$564,383	$913,152
Sales Discounts, Returns & Allowances	(3,806)	(21,922)

NET SALES	560,577	891,230

COST OF SALES	462,807	778,789

GROSS PROFIT	97,770	112,441

OPERATING EXPENSES
Depreciation and Amortization	135,910	129,464
Marketing Expense	158,805	395,572
Professional Fees	148,299	346,040
Rent Expense	241,693	264,643
Research and Development	141,210	157,098
Salaries & Wages	748,320	647,798
Salaries & Wages — Stock Based Compensation	349,255	1,512,781
Other Operating Expenses	330,834	583,259

TOTAL OPERATING EXPENSES	2,254,326	4,036,655

LOSS FROM OPERATIONS BEFORE OTHER INCOME(EXPENSES)	(2,156,556)	(3,924,214)

OTHER INCOME (EXPENSES)
Gain on Settlement of Shareholder Loan	81,982	—
Waiver fee on Settlement of Shareholder Loan	(90,000)	—
Loss on Sale of Equipment	(25,449)	—
Interest Income	8,279	86,376
Interest Expense	(11,811)	(6,571)

TOTAL OTHER INCOME (EXPENSES)	(36,999)	79,805

LOSS BEFORE PROVISIONS FOR TAXES	(2,193,555)	(3,844,409)

Provision for Taxes	—	—

NET LOSS	(2,193,555)	(3,844,409)

OTHER COMPREHENSIVE INCOME
Gain on Foreign Currency Translation	261	—

TOTAL COMPREHENSIVE LOSS	$(2,193,294)	$(3,844,409)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	291,091,799	259,567,853

See accompanying notes to consolidated financial statements.

CEREPLAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
(UNAUDITED)

	3/31/2009	3/31/2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,193,555)	$(3,844,409)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	135,910	129,464
Reserve for Inventory Obsolescence	46,000	—
Allowance for Doubtful Accounts	(1,325)	—
Loss on sale of equipment	25,449	—
Common Stock Issued for Services, Salaries & Wages	406,754	1,520,581
Common Stock Issued for Waiver Fee	90,000	—
Gain on Settlement of Shareholder Loan	(81,982)	—
(Increase) Decrease in:
Accounts Receivable	108,791	(24,183)
Inventory	115,448	(605,480)
Deposits	(3,084)	(358,583)
Prepaid Expenses	44,203	(55,020)
Restricted Cash	—	(847)
Intangibles	(6,557)	(34,007)
Increase (Decrease) in:
Accounts Payable	492,473	25,977
Accrued Expenses	(68,909)	66,648
Other Payables	(1,323)	902

NET CASH USED IN OPERATING ACTIVITIES	(891,707)	(3,178,957)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, and intangibles	(6,869)	(149,643)
Proceeds from sale of equipment	1,154	—

NET CASH USED IN INVESTING ACTIVITIES	(5,715)	(149,643)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Leases	(14,811)	(17,549)
Payments on Term Loan Payable	(2,903)	(2,714)
Proceeds from issuance of common stock and subscription receivable	467,341	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	449,627	(20,263)

FOREIGN CURRENCY TRANSLATION	261	—

NET DECREASE IN CASH	(447,534)	(3,348,863)

CASH, BEGINNING OF PERIOD	501,699	8,593,714

CASH, END OF PERIOD	$54,165	$5,244,851

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
During the three months ended March 31, 2009, the Company issued 9,346,819 shares in exchange for gross proceeds of $467,341 under a private placement and 5,000,000 shares in fulfillment of subscriptions payable of $250,000. During the three months ended March 31, 2008, the Company did not issue any shares pursuant to private placement transactions. For the three months ended March 31, 2009 and 2008, the Company paid $8,945 and $6,571, respectively, in cash for interest and $0 for taxes.
SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
During the three months ended March 31, 2009, the Company issued 2,936,552 shares valued at $264,607 for services to directors and employees and 8,012,500 shares valued at $693,313 for prepaid services and debt repayment to third parties. The Company also recognized $142,147 of expense related to vesting of employee stock options for the same period. During the three months ended March 31, 2008, the Company issued 2,375,540 shares, valued at $1,354,054 for services to directors and employees and 40,000 shares valued at $22,800 for services to third parties. The Company also recognized $143,727 of expense related to the vesting of employee stock options for the three months ended March 31, 2008.
See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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

As of March 31, 2009, over 179 companies have requested and been provided with samples of our bioplastic resin and 109 customers have purchased resin for trials and testing. Of these, 70 customers have advanced to prototype testing and qualification of more than 115 different product applications. Twenty customers, including WNA, Alcoa, Genpak, Innoware, Penley, Solo, Cadaco, Jatco, Dentek, CSI-Cosmolab, Warner Tools and Pace Industries, have commercialized and introduced 90 different bioplastic products using our resin.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the financial condition and results of operations of our wholly-owned subsidiary, Cereplast International, S.A., a Luxembourg company organized during the year ended December 31, 2008 for the purpose of conducting sales operations in Europe. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for year ending December 31, 2009. For further information, refer to the financial statements for the year ended December 31, 2008 and notes thereto included in our Annual Report on Form 10-K, filed on March 30, 2009.
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
Basis of Presentation and Going Concern
We have incurred net losses of $2,193,555 for the three months ended March 31, 2009 and $12,748,701 for the year ended December 31, 2008, and have an accumulated deficit of $31,565,575 as of March 31, 2009. Based on our operating plan, our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures and working capital requirements through December 31, 2009 without additional sources of cash.
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
Concentration of Credit Risk
We had unrestricted cash, cash equivalents, and short-term investments, totaling $54,165 at March 31, 2009 and $501,699 at December 31, 2008. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of March 31, 2009 all of our investments were held in money market accounts and short-term instruments. We actively monitor changes in interest rates.
Other Concentration
During the quarter ended March 31, 2009, we had one significant supplier that accounted for 30.8% of total cost of goods sold and had two customers, Dorel Juvenile Group and Genpak, that accounted for 25.5% and 25.4%, respectively, of total sales. No other supplier or customer accounted for more than 10% of cost of sales or sales during this period. For the three months ended March 31, 2008, we had one supplier that accounted for 78.9% of total cost of goods sold and one customer that accounted for 44.9% of total sales.
Restricted Cash
We had restricted cash in the amount of $48,628 at March 31, 2009 and December 31, 2008. The restricted cash amount consists of a “Certificate of Deposit” which supports a “Letter of Credit” for a leased facility.
Fair Value of Financial Instruments
The carrying amounts of our financial instruments as of March 31, 2009 and December 31, 2008, which include cash equivalents, accounts receivable, unbilled receivables, accounts payable, accrued expenses, and advances on financing from investors, approximate their fair values due to the short-term nature of these instruments.
Accounts Receivable
We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management performs a review of the receivables past due from the customers on a monthly basis and reserves against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was $27,199 as of March 31, 2009 and $28,524 as of December 31, 2008.

Inventories
Inventories are stated at the lower of cost (first-in, first-out basis) or market, and consist primarily of raw materials used in the manufacturing of bioplastic resins, finished bioplastic resins and finished goods. Inventories are reviewed for excess and obsolescence and a reserve is established accordingly. As of March 31, 2009 and December 31, 2008, the inventories are as follows:

	3/31/09	12/31/08
Raw Materials	$582,091	$608,984
Bioplastic Resins	1,004,430	1,040,255
Finished Goods	200,887	291,890
Work in Process	45,458	—
Packaging Materials	22,461	29,646
Promo & Misc.	—	—
Reserve for Obsolescence	(178,000)	(132,000)

Inventories, Net	$1,677,327	$1,838,775

Property and Equipment
Property and equipment are stated at cost, and depreciation is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are between five and seven years. Repairs and maintenance expenditures are charged to expense as incurred. Property and equipment consist of:

	3/31/09	12/31/08
Equipment	$2,526,774	$2,582,204
Construction in Progress	2,596,226	2,593,937
Furniture & Fixtures	325,738	325,738
Leasehold Improvements	231,676	227,172

	5,680,414	5,729,051
Less Accumulated Depreciation	(1,237,230)	(1,132,337)

Net Property and Equipment	$4,443,184	$4,596,714

Intangibles
Intangibles are stated at cost and consist primarily of patents and trademarks. Amortization is computed on the straight-line method over the estimated life of these assets, estimated to be between five and 15 years.

	3/31/09	12/31/08
Intangibles	$195,433	$188,927
Less Accumulated Amortization	(17,704)	(15,642)

Net Intangibles	$177,729	$173,285

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
Marketing and Advertising
We expense marketing and advertising costs as incurred. Marketing and advertising costs for the three months ended March 31, 2009 and 2008 were $158,805 and $395,572, respectively.
Research and Development Costs
Research and development costs are charged to expense as incurred. These costs consist primarily of research with respect to new grades of bioplastic resins, testing of both the bioplastic resins as well as testing of finished products made from the bio-based resins. The costs for the three months ended March 31, 2009 and 2008 were $141,210 and $157,098, respectively.
Stock-Based Compensation
As of January 1, 2007, we adopted SFAS No. 123(R), which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS 123(R).
Loss per Share Calculations
We adopted SFAS No. 128 for the calculation of “Loss per Share.” SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Our diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2009 and 2008 as the inclusion of any potential shares would have had an anti-dilutive effect due to us generating a loss.
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

3. CAPITAL STOCK
During the three months ended March 31, 2009, we issued shares of common stock as follows:
•
In a private placement transaction on February 18, 2009, which was made in reliance upon an exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), we issued 9,346,819 restricted shares of common stock for gross cash proceeds of $467,341, and 5,000,000 restricted shares of common stock in fulfillment of subscriptions received prior to December 31, 2008 of $250,000.

•
Also on February 18, 2009 we also issued 2,450,000 shares of restricted common stock valued at $220,500 to one of our shareholders, a party related to our Chief Executive Officer, in repayment of a convertible shareholder loan. The stock issuance includes 1,450,000 shares related to the original principal amount of $212,500 and 1,000,000 additional shares related to an agreement to waive default penalties.

•	We issued 5,000,000 shares of restricted common stock valued at $425,000 to third parties for prepaid services to be rendered over a twelve-month term beginning in March 2009.
•	We issued 3,499,052 shares of restricted common stock valued at $312,419 to various employees, directors, and third parties for services rendered.
Stock Option Activity
Under this 2004 Employee Stock Option Plan, the Board of Directors may issue incentive and non-qualified stock options to our employees. Options granted under these Plans generally expire at the end of five or ten years and vest in accordance with a vesting schedule determined by our Board of Directors, usually over three years from the grant date. As of March 31, 2009, 13,375,000 shares are available for future grants under the 2004 Employee Stock Option Plan. We settle stock option exercises with newly issued common shares. The following is a summary of stock option activity (in thousands, except per share data):

	Three months ended
	March 31, 2009
		Weighted Average
	Shares	Exercise Price
Outstanding—beginning of year	9,975	$0.56
Granted at fair value	—	—
Exercised	—	—
Canceled/forfeited	—	—

Outstanding—end of quarter	9,975	0.56

Options exercisable at quarter-end	6,873	$0.56

The following table summarizes information about stock options as of March 31, 2009 (in thousands, except per share data):

	Options Outstanding				Options Exercisable
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic		Exercise	Contract	Intrinsic
Range of Exercise Prices	Shares	Price	Life	Value	Shares	Price	Life	Value
$0.0-$0.56	9,975	$0.56	4.75	—	6,873	$0.56	4.43	—

Total unrecognized compensation costs related to non-vested awards was approximately $1,009 million as of March 31, 2009. These non-vested awards are expected to be exercised over the weighted average period of 5.45 years.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our average stock price of $0.10 during the three months ended March 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. Based on the average stock price during the three months ended March 31, 2009, there were no in-the-money options exercisable as of March 31, 2009.
No options were granted and no shares vested during the three months ended March 31, 2009. Additionally, no options were exercised during the three months ended March 31, 2009 and as such no cash was received from employees as a result of any such exercise of stock options.
4. LEASES
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
•
a lease for office and warehouse space with monthly rents of $26,105 expiring in January 2010. This facility was subleased to a third party for a four-month period beginning in February 2009 for rental income of $15,000 per month.

Indiana Facility — The 105,000 square foot Seymour facility is currently used as a distribution facility for our products; construction and installation of our first production line is mechanically completed and now undergoing final stages of preparation for operation on a continuous basis. The Seymour facility is subject to a lease with monthly rents of $25,000 expiring in January 2018.
5. LOANS PAYABLE
Term Loan
During the year ended December 31, 2004, the Company obtained a term loan payable in the amount of $50,000, which bears interest at the rate of 6.75% per annum, and matures in 2009. The monthly payments are $984 with principal and interest. The future payments on the loan payable are as follows:

Year ending December 31, 2009	$971
Less Current Portion of Loan Payable	(971)

Long Term Portion of Loan Payable	$—

Shareholder Loan
During the year ended December 31, 2008, we received a loan of $212,482 from one of our shareholders, a party related to our Chief Executive Officer. The loan bore no interest and was repayable on or before January 15, 2009 at our discretion in cash or in shares of Cereplast common stock. On February 18, 2009, the loan was repaid with the issue of 1,450,000 shares of Cereplast common stock valued at $130,500 resulting in a gain on repayment of debt of $81,982. An additional 1,000,000 shares valued at $90,000 were issued to this same shareholder as payment for waiving any default penalties on the loan.

6. INCOME TAX
We are subject to U.S. and California income tax. Subject to limited statutory exceptions, we are no longer subject to federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2004. We are not presently liable for any income taxes nor are we undergoing any tax examinations by the Internal Revenue Service. We adopted the provision of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes on January 1, 2007. No Deferred Tax Assets and Deferred Tax Liabilities are included in the balance at March 31, 2009 or December 31, 2008.
Our policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.
7. CONTINGENCIES
Lease Obligations
In our efforts to preserve working capital for the primary purpose of financing operations until we are able to secure additional financing as discussed in Note 2, we suspended payment of rent for our leased premises in Hawthorne and Indiana during the period. We may be subject to claims by the parties to the lease agreements, however we do not believe this is likely as we are in discussions with the affected parties to reach an amicable solution and no claims have been asserted. All amounts owing to lessors have been included in the Accounts Payable balance as at March 31, 2009.
8. SUBSEQUENT EVENTS
Issuance of Capital Stock
Subsequent to March 31, 2009, we received $25,000 from Cumorah Capital, Inc. in exchange for 570,776 shares of restricted common stock pursuant to the Periodic Equity Investment Agreement dated December 8, 2008.
Payment of Salaries
Subsequent to March 31, 2009, we took additional measures to preserve working capital to continue to focus on financing operations and suspended or significantly reduced payment of salaries to certain employees. In addition, we have furloughed certain senior management employees with whom we have employment contracts and may be in default of some terms of these contracts. We cannot estimate the likelihood or amount of any loss that may arise relating to any employment contracts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENTS
This Form 10-Q may contain “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others, statements concerning the potential benefits that we may experience from our business activities and certain transactions the Company contemplates or has completed; and statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “opines,” or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:
•	inability to raise sufficient additional capital to finance operations;
•	potential fluctuation in quarterly results;
•	our failure to earn profits;
•	inadequate capital to expand our business, inability to raise additional capital or financing to implement our business plans;
•	decline in demand for our products and services;
•	rapid and significant changes in markets and other factors which encourage use of bioplastics;
•	failure to successfully commence operations at our new Seymour facility and relocate manufacturing activities from California to Indiana;
•	failure to commercialize new grades of resin being pursued in our technical / market development “pipeline”;
•	competitor actions which curtail our market share, negatively affect pricing or limit sales growth;
•	inability to retain employees as a result of deferral of payment of salaries to preserve cash;
•	litigation with or legal claims and allegations by outside parties; and
•	insufficient revenues to cover operating costs.
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
Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on these statements, which speak only as of the date of this Form 10-Q. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that our company or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

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

The lead time for customer testing (which, for compostable products, includes the full product lifecycle necessary to receive compostable certifications) of our resins generally ranges from one to three years or more depending upon the industry, the customer and the specific application. As of March 31, 2009, over 179 companies have requested and been provided with samples of our bioplastic resin and 109 customers have purchased resin for trials and testing. Of these, 70 customers have advanced to prototype testing and qualification of more than 115 different product applications. Twenty customers, including WNA, Alcoa, Genpak, Innoware, Penley, Solo, Cadaco, Jatco, Dentek, CSI-Cosmolab, Warner Tools and Pace Industries, have commercialized and introduced 90 different bioplastic products using our resin. As a result of successful testing and commercial product launches, some of our customers have signed multi-year supply contracts with increasing volume.
Trends and Uncertainties that May Impact Future Results of Operations
Global Market and Economic Conditions. Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the first quarter of 2009. For the three-month period ended March 31, 2009, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. In the last half of 2008 concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government provided loan to American International Group Inc. and other federal government interventions in the US credit markets lead to increased market uncertainty and instability in both US and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have contributed to continued volatility of unprecedented levels.

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
Sales. We record sales at the time that we ship our products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. We record sales net of sales discounts and allowances. For the three-month period ended March 31, 2009, we provided price incentives to several customers that entered into multi-year supply contracts for their initial purchase commitments to assist in testing and sample production. In the future, we may offer these incentives on a selected basis as we continue to grow our customer base. The amount of these incentives in the future periods will be a function of the growth of our customer base and the particular commercialization.
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
Expansion of Operations. Through at least the second quarter of 2009, we expect to incur increased operating expenses in connection with the commissioning and continuous operation of our second manufacturing facility in Seymour, Indiana, including expenses related to increased headcount as well as the costs of starting up the second facility. In addition, investments in property and equipment will result in increased depreciation expenses in future periods following the commencement of continuous commercial operations, currently anticipated by the end of the second quarter of 2009. This planned expansion of operations however, is subject to the outcome of the strategic review of our manufacturing capacity which is currently underway.
CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We monitor our estimates on an ongoing basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008
Sales
Gross sales decreased by $348,769 or 38.2% to $564,383 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Net sales decreased by $330,653 or 37.1% to $560,577 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The sales decrease for the period is attributable to decreases in sales volume of our bioplastic resins experienced as existing customers have delayed orders and/or launches of their own commercial applications with our resins due to the general economic downturn and global drop in demand. The reduction in orders from existing customers was partially offset by sales to new and significant customers under long-term contracts finalized during the three-month period ended March 31, 2009, including Dorel Juvenile Group. The full benefit of new sales contracts finalized in the first quarter should be reflected in the second quarter of 2009.
Gross Profit
Gross profit decreased by $14,671 or 13.0% from $112,441 to $97,770 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. As a percentage of net sales, gross profit margin increased from 12.6% for the three months ended March 31, 2008 to 17.4% for the three months ended March 31, 2009. The increase in gross margin is attributable to price increases across most of our resin grades. These price increases have been partially offset by increases in raw material costs and freight costs year over year. While gross margins and capacity utilization in the Hawthorne facility continue to increase, we are still operating at a low capacity utilization rate. As such, management does not believe that the current gross margins are reflective of the target gross margins we should be able to achieve with increased utilization rates. Management expects continued improvement over the next four quarters based upon improvements in manufacturing operations (including the start-up of the Seymour facility and step-wise relocation of Compostable Resin® operations from California to Indiana), higher levels of equipment utilization, operations at greater scale across all functions, recently implemented cost and organizational efficiency improvements, and sales volumes with a higher percentage of commercially mature customers and applications.
Operating Expenses
•
Overall, total operating expenses decreased by $1,782,329, including non-cash-related expenses of $406,754, or 44.2%, to $2,254,326 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease for the period is largely attributable to a $1,163,526 reduction in non-cash compensation awarded to employees during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. In addition, reduced spending on marketing and professional fees was enabled by focusing our “pipeline process” for technical development and expansion of our resin families.

•
Salaries and wages decreased by $1,063,004 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, largely as a result of the reduction in value of the stock based bonus awards granted during the three months ended March 31, 2009 compared to March 31, 2008.

•
Marketing expense decreased by $236,767 to $158,805 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease for the period is directly attributable to focusing our “pipeline process” and implementing more rigorous market and customer selection processes.

•
Professional fees decreased by $197,741 to $148,299 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 as a result of executive search expenses incurred in the prior year relating to our focus on strengthening the leadership team.

•
Rent expense decreased by $22,950 to $241,693 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease for the period was the result of rental income from the sublease of one of our office and warehouse premises in Hawthorne being offsetting rent expense during the three months ended March,31, 2009. No rental income was earned on any of our leased premises for the three months ended March 31, 2008.

Net Loss
Net loss decreased by $1,650,854 or 42.9%, to $2,193,555 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This decrease in net loss was a result of reduced operating expenses associated with the leveraging of our staff resources and, improved processes and cost control and rigorous market and customer selection as well as enhanced gross profit margins. Currently operating costs exceed revenue as we have only recently introduced Cereplast Hybrid Resins®. We cannot assure when or if revenue will exceed operating results.
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
We had net unrestricted cash of $54,165 at March 31, 2009 compared to net unrestricted cash of $501,699 at December 31, 2008. The net decrease in unrestricted cash is attributed principally to the funding of operating activities.
We had positive working capital (the difference between current assets and current liabilities) of $41,198 at March 31, 2009 compared to working capital of $539,332 at December 31, 2008. The decrease in working capital is attributed primarily to a decrease in our cash position.
During the three months ended March 31, 2009, we used $891,707 of cash for operating activities compared to $3,178,957 used for operating activities during the three months ended March 31, 2008. The decrease in the use of cash for operating activities was a result of a decrease in operating expenses as well as a focus on working capital management, which resulted in a reduction in inventory and accounts receivable and an increase in accounts payable.
Cash used in investing activities during the three months ended March 31, 2009 was $5,715 compared to $149,643 during the three months ended March 31, 2008. No spending related to construction of equipment for the Indiana facility was required during the three months ended March 31, 2009.
Cash provided by financing activities during the nine months ended March 31, 2009 was $449,627 and was largely provided by proceeds of a private placement of shares of our common stock.
We have incurred net losses of $2,193,555 for the three months ended March 31, 2009 and $12,748,701 for the year ended December 31, 2008, and have an accumulated deficit of $31,565,575 as of March 31, 2009. Based on our operating plan, our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures and working capital requirements through December 31, 2009 without additional sources of cash.
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
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at March 31, 2009 and the effects such obligations are expected to have on our liquidity and cash flows in our future periods:

	Payments Due by Period
		Less Than	2-3	4-5	More Than
	Total	1 year	Years	Years	5 years
Capitalized lease obligations	$72,674	$50,879	$21,795	$—	$—
Rental lease obligations	72,442	72,442
Purchase obligations	396,404	396,404	—	—	—
Indebtedness	971	971	—	—	—

	$542,491	$520,696	$21,795	$—	$—

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

ITEM 4T. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31,2009. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
During the quarter ended March 31, 2009, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We were not required to include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm in our Annual Report on Form 10-K due to a transition period established by rules of the SEC for newly-public companies. At the end of the fiscal year 2009, our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We have issued the following unregistered securities during the three months ended March 31, 2009:
•	2,936,552 shares of our common stock valued at $264,607 to our directors and employees as part of their compensation.
•	2,450,000 shares of our common stock valued at $220,500 to a current shareholder, a party related to our Chief Executive Officer, in repayment of a convertible shareholder loan.
•	562,500 shares of our common stock valued at $47,813 to third parties for services rendered in the period.
•	5,000,000 shares of our common stock valued at $425,000 to third parties for prepaid services to be rendered over a future period.
•	9,346,819 shares of our common stock to accredited investors for gross proceeds of $467,341.
•	5,000,000 shares of our common stock to accredited investors to accredited investors in fulfillment of subscriptions received prior to December 31, 2008 of $250,000.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Departure of Certain Executive Officers and Directors
In connection with our revised strategic plan to leverage our proprietary products and marketing strengths, Randy Woelfel, President and Chief Operating Officer, will be leaving the Company effective May 20th, 2009. Mr. Woelfel will remain a director of the Company.
Stephan Garden tendered his resignation from the Company’s Board of Directors on May 18th, 2009 to be effective immediately.
ITEM 6. EXHIBITS

Exhibit
Number	Description

3.1	Articles of Incorporation(1)

3.2	Certificate of Amendment to the Articles of Incorporation dated February 26, 2003(1)

3.3	Certificate of Amendment to the Articles of Incorporation dated July 19, 2004(1)

3.4	Certificate of Amendment to the Articles of Incorporation dated March 18, 2005(1)

3.5	Bylaws(1)

31.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

(1)	Filed as an exhibit to the Form SB-2 Registration Statement declared effective on July 5, 2005 and incorporated herein by reference.

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

Date: May 19, 2009	CEREPLAST, INC.
	By:	/S/ Frederic Scheer
Frederic Scheer
Chairman, Chief Executive Officer, Principal Financial Officer and Director

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Articles of Incorporation(1)

3.2	Certificate of Amendment to the Articles of Incorporation dated February 26, 2003(1)

3.3	Certificate of Amendment to the Articles of Incorporation dated July 19, 2004(1)

3.4	Certificate of Amendment to the Articles of Incorporation dated March 18, 2005(1)

3.5	Bylaws(1)

31.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

(1)	Filed as an exhibit to the Form SB-2 Registration Statement declared effective on July 5, 2005 and incorporated herein by reference.

***
In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.