Form 10-Q
period 2009-06-30
Cereplast Inc
filed 2009-08-14
CIK 1324759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
Commission File Number 333-126378
CEREPLAST, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	91-2154289 (I.R.S. Employer Identification No.)

3421-3433 West El Segundo Boulevard Hawthorne, California (Address of Principal Executive Office)	90250 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of August 10, 2009: 337,885,300

CEREPLAST, INC.
FORM 10-Q
Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our”, “Cereplast” or the “Company” shall refer to Cereplast, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CEREPLAST, INC.
CONSOLIDATED BALANCE SHEETS

	6/30/09	12/31/08
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$384,898	$501,699
Accounts Receivable, Net	271,391	280,102
Inventory, Net	1,287,249	1,838,775
Prepaid Expenses	700,058	160,863

Total Current Assets	2,643,596	2,781,439

Property and Equipment
Property and Equipment	5,672,543	5,729,051
Accumulated Depreciation and Amortization	(1,371,262)	(1,132,337)

Net Property and Equipment	4,301,281	4,596,714

Other Assets
Restricted Cash	49,008	48,628
Intangibles, Net	188,337	173,285
Deposits	41,311	44,943

Total Other Assets	278,656	266,856

Total Assets	$7,223,533	$7,645,009

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$1,719,227	$1,114,744
Other Payables	9,938	33,634
Accrued Expenses	1,195,080	829,933
Capital Leases, Current Portion	45,866	47,440
Convertible Shareholder Loan	—	212,482
Loan Payable, Current Portion	—	3,874

Total Current Liabilities	2,970,111	2,242,107

Long-Term Liabilities
Capital Leases	13,718	40,045

Total Long-Term Liabilities	13,718	40,045

Total Liabilities	2,983,829	2,282,152

Shareholders’ Equity
Preferred Stock, $0.001 par value; 5,000,0000 authorized preferred shares	—	—
Common Stock, $0.001 par value; 495,000,000 authorized shares; 313,831,513 shares & 281,134,359 shares issued and outstanding, respectively	313,831	281,134
Common Stock subscribed, not issued	252,350	250,000
Additional Paid in Capital	36,250,967	34,175,023
Retained Earnings/(Deficit)	(32,614,812)	(29,372,020)
Other Comprehensive Income	37,368	28,720

Total Shareholders’ Equity	4,239,704	5,362,857

Total Liabilities and Shareholders’ Equity	$7,223,533	$7,645,009

See accompanying notes to consolidated financial statements.

CEREPLAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	6/30/2009	6/30/2008	6/30/2009	6/30/2008

GROSS SALES	$900,598	$1,059,957	$1,464,981	$1,973,109
Sales Discounts, Returns & Allowances	(4,331)	(5,559)	(8,137)	(27,481)

NET SALES	896,267	1,054,398	1,456,844	1,945,628

COST OF SALES	818,846	1,127,621	1,281,653	1,906,410

GROSS PROFIT/(LOSS)	77,421	(73,223)	175,191	39,218

OPERATING EXPENSES
Depreciation and Amortization	136,179	136,283	272,089	265,747
Marketing Expense	92,111	284,788	250,916	680,360
Professional Fees	189,585	210,274	337,884	556,314
Rent Expense	217,247	263,343	458,940	527,985
Research and Development	62,579	389,202	203,789	546,300
Salaries & Wages	387,527	833,712	1,135,847	1,563,486
Salaries & Wages — Stock Based Compensation	(166,738)	364,190	182,517	1,876,971
Other Operating Expenses	217,805	649,960	548,639	1,151,244

TOTAL OPERATING EXPENSES	1,136,295	3,131,752	3,390,621	7,168,407

LOSS FROM OPERATIONS BEFORE OTHER INCOME(EXPENSES)	(1,058,874)	(3,204,975)	(3,215,430)	(7,129,189)

OTHER INCOME (EXPENSES)
Gain on Settlement of Shareholder Loan	—	—	81,982	—
Waiver fee on Settlement of Shareholder Loan	—	—	(90,000)	—
Gain/(loss) on Sale of Equipment	410	—	(25,039)	—
Interest Income	11,995	28,674	20,274	115,049
Interest Expense	(2,768)	(5,065)	(14,579)	(11,635)

TOTAL OTHER INCOME (EXPENSES)	9,637	23,609	(27,362)	103,414

LOSS BEFORE PROVISIONS FOR TAXES	(1,049,237)	(3,181,366)	(3,242,792)	(7,025,775)

Provision for Taxes	—	—	—	—

NET LOSS	(1,049,237)	(3,181,366)	(3,242,792)	(7,025,775)

OTHER COMPREHENSIVE INCOME
Gain (loss) on Foreign Currency Translation	8,387	(541)	8,648	(541)

TOTAL COMPREHENSIVE LOSS	$(1,040,850)	$(3,181,907)	$(3,234,144)	$(7,026,316)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.03)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	309,091,565	261,717,949	300,141,404	260,642,902

See accompanying notes to consolidated financial statements.

CEREPLAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
(UNAUDITED)

	6/30/2009	6/30/2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,242,792)	$(7,025,775)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	272,089	265,747
Reserve for Inventory Obsolescence	(54,544)	—
Allowance for Doubtful Accounts	(1,900)	—
Loss on sale of equipment	25,039	—
Common Stock Issued for Services, Salaries & Wages	132,677	1,876,971
Common Stock Issued for Waiver Fee	90,000	—
Gain on Settlement of Shareholder Loan	(81,982)	—
(Increase) Decrease in:
Accounts Receivable	10,611	(217,450)
Inventory	606,070	(963,472)
Deposits	3,632	(10,771)
Prepaid Expenses	89,804	(74,129)
Restricted Cash	(380)	(1,703)
Intangibles	(19,306)	(84,872)
Increase (Decrease) in:
Accounts Payable	660,167	334,044
Accrued Expenses	365,147	63,032
Other Payables	(23,696)	35,696

NET CASH USED IN OPERATING ACTIVITIES	(1,169,364)	(5,802,682)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, and intangibles	(6,869)	(2,081,470)
Proceeds from sale of equipment	1,558	—

NET CASH USED IN INVESTING ACTIVITIES	(5,311)	(2,081,470)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Leases	(27,901)	(35,561)
Payments on Term Loan Payable	(3,874)	(5,475)
Proceeds from issuance of common stock and subscription receivable	1,081,001	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,049,226	(41,036)

FOREIGN CURRENCY TRANSLATION	8,648	(541)

NET DECREASE IN CASH	(116,801)	(7,925,729)

CASH, BEGINNING OF PERIOD	501,699	8,593,714

CASH, END OF PERIOD	$384,898	$667,985

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
During the six months ended June 30, 2009, the Company issued 10,679,819 shares in exchange for gross proceeds of $533,991 under private placements, 4,568,283 shares in exchange for net proceeds of $300,000 pursuant to a Periodic Equity Investment Agreement, and 5,000,000 shares in fulfillment of subscriptions payable of $250,000. During the six months ended months ended June 30, 2008, the Company did not issue any shares pursuant to private placement transactions. For the six months ended June 30, 2009 and 2008, the Company paid $11,712 and $11,635, respectively, in cash for interest and $0 for taxes.
SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
During the six months ended June 30, 2009, the Company issued 2,936,552 shares valued at $264,607 for services to directors and employees and 9,512,500 shares valued at $897,313 for prepaid services and debt repayment to third parties. The Company also recognized $(131,930) of expense related to vesting of employee stock options for the same period. During the six months ended June 30, 2008, the Company issued 2,935,186 shares, valued at $1,566,717 for services to directors and employees and 40,000 shares valued at $22,800 for services to third parties. The Company also recognized $287,454 of expense related to the vesting of employee stock options for the six months ended June 30, 2008.
See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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
We primarily conduct our operations through two product families:
•
Cereplast Compostables Resins® are renewable, ecologically-sound substitutes for petroleum-based plastics targeting primarily single-use disposables and packaging applications. We offer 17 commercial grades of Compostables Resins in this product line. These resins are compatible with existing manufacturing processes and equipment making them a ready substitute for traditional petroleum-based resins. We commercially introduced our Compostables line in November 2006.

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

As of June 30, 2009, over 200 companies have requested and been provided with samples of our bioplastic resin and 124 customers have purchased resin for trials and testing. Of these, 73 customers have advanced to prototype testing and qualification of more than 115 different product applications. Twenty-five customers, including Dorel Industries, WNA, Alcoa, Genpak, Innoware, Penley, Solo, Cadaco, Jatco, Dentek, CSI-Cosmolab, Warner Tools and Pace Industries, have commercialized and introduced 90 different bioplastic products using our resin.

On May 19, 2009, we announced a new strategic plan (“Strategic Restructuring Program”) to accelerate growth, and reduce costs by outsourcing manufacturing and concentrating our activities on core strengths in design and development, and sale and distribution of our resins. (Refer to Exhibit 99.1 of our Form 8-K filed on May 19, 2009 for the complete announcement.) Although we continue to operate our Hawthorne manufacturing facility to supply our current customers, we are in advanced negotiation with several resin compounders to enter into a strategic partnership to manufacture our proprietary resins. We expect that such a partnership arrangement will be completed and commercial production equipment sold before year end.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the financial condition and results of operations of our wholly-owned subsidiary, Cereplast International, S.A., a Luxembourg company organized during the year ended December 31, 2008 for the purpose of conducting sales operations in Europe. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for year ending December 31, 2009. For further information, refer to the financial statements for the year ended December 31, 2008 and notes thereto included in our Annual Report on Form 10-K, filed on March 30, 2009.
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
Recently Issued Accounting Pronouncements
In May 2009, the Financial Accounting Standards Board issued Statement No. 165, “Subsequent Events”, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. Statement No. 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance sheet date. We adopted Statement No. 165 as of the required effective date of June 30, 2009.
Basis of Presentation and Going Concern
We have incurred net losses of $3,242,792 for the six months ended June 30, 2009 and $12,748,701 for the year ended December 31, 2008, and have an accumulated deficit of $32,614,812 as of June 30, 2009. Based on our operating plan, our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures and working capital requirements through December 31, 2009 without additional sources of cash.

These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.
Our plan to address the shortfall of working capital is to generate additional financing through a combination of sales of assets, incremental product sales and the sale of equity securities. There are no assurances that we will be able to obtain any sources of financing on acceptable terms, or at all.
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
Concentration of Credit Risk
We had unrestricted cash, cash equivalents, and short-term investments, totaling $384,898 at June 30, 2009 and $501,699 at December 31, 2008. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of June 30, 2009 all of our investments were held in money market accounts and short-term instruments. We actively monitor changes in interest rates.
Other Concentration
During the quarter ended June 30, 2009, we had two significant suppliers that accounted for 25.1% and 16.5%, respectively, of total cost of goods sold and had one customer, Dorel Juvenile Group, which accounted for 55.3% of total sales. No other supplier or customer accounted for more than 10% of cost of sales or sales during this period.
Restricted Cash
We had restricted cash in the amount of $49,008 at June 30, 2009 and $48,628 at December 31, 2008. The restricted cash amount consists of a “Certificate of Deposit” which supports a “Letter of Credit” for a leased facility.

Fair Value of Financial Instruments
The carrying amounts of our financial instruments as of June 30, 2009 and December 31, 2008, which include cash equivalents, accounts receivable, unbilled receivables, accounts payable, accrued expenses, and advances on financing from investors, approximate their fair values due to the short-term nature of these instruments.
Accounts Receivable
We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management performs a review of the receivables past due from the customers on a monthly basis and reserves against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was $27,450 as of June 30, 2009 and $29,350 as of December 31, 2008.
Inventories
Inventories are stated at the lower of cost (first-in, first-out basis) or market, and consist primarily of raw materials used in the manufacturing of bioplastic resins, finished bioplastic resins and finished goods. Inventories are reviewed for excess and obsolescence and a reserve is established accordingly. As of June 30, 2009 and December 31, 2008, the inventories are as follows:

	6/30/09	12/31/08
Raw Materials	$399,591	$608,984
Bioplastic Resins	757,923	1,040,255
Finished Goods	133,839	291,890
Work in Process	39,795	—
Packaging Materials	33,557	29,646
Promo & Misc.	—	—
Reserve for Obsolescence	(77,456)	(132,000)

Inventories, Net	$1,287,249	$1,838,775

Property and Equipment
Property and equipment are stated at cost, and depreciation is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are between five and seven years. Repairs and maintenance expenditures are charged to expense as incurred. Property and equipment consist of:

	6/30/09	12/31/08
Equipment	$2,526,775	$2,582,204
Construction in Progress	2,592,866	2,593,937
Furniture & Fixtures	325,738	325,738
Leasehold Improvements	227,164	227,172

	5,672,543	5,729,051
Less Accumulated Depreciation	(1,371,262)	(1,132,337)

Net Property and Equipment	$4,301,281	$4,596,714

Intangibles
Intangibles are stated at cost and consist primarily of patents and trademarks. Amortization is computed on the straight-line method over the estimated life of these assets, estimated to be between five and 15 years.

	6/30/09	12/31/08
Intangibles	$208,232	$188,927

Less Accumulated Amortization	(19,895)	(15,642)

Net Intangibles	$188,337	$173,285

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
Marketing and Advertising
We expense marketing and advertising costs as incurred. Marketing and advertising costs for the three months ended June 30, 2009 and 2008 were $92,111 and $284,788, respectively, and for the six months ended June 30, 2009 and 2008 were $250,916 and $680,360, respectively.
Research and Development Costs
Research and development costs are charged to expense as incurred. These costs consist primarily of research with respect to new grades of bioplastic resins, testing of both the bioplastic resins as well as testing of finished products made from the bio-based resins. The costs for the three months ended June 30, 2009 and 2008 were $62,579 and $389,202, respectively and for the six months ended June 30, 2009 and 2008 were $203,789 and $546,300, respectively.

Stock-Based Compensation
As of January 1, 2007, we adopted SFAS No. 123(R), which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS 123(R). Adjustments to this expense are made periodically to recognize actual rates of forfeiture which vary significantly from estimates. During the three months ended June 30, 2009, such adjustments resulted in a net credit to stock based compensation of $166,738.
Loss per Share Calculations
We adopted SFAS No. 128 for the calculation of “Loss per Share.” SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Our diluted loss per share is the same as the basic loss per share for the three and six months ended June 30, 2009 and 2008, as the inclusion of any potential shares would have had an anti-dilutive effect due to us generating a loss.
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
3. CAPITAL STOCK
During the six months ended June 30, 2009, we issued shares of common stock as follows:
•
In a private placement transactions, which was made in reliance upon an exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), we issued 10,679,819 restricted shares of common stock for gross cash proceeds of $533,991, and 5,000,000 restricted shares of common stock in fulfillment of subscriptions received prior to December 31, 2008 of $250,000.

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

•	We issued 6,500,000 shares of restricted common stock valued at $629,000 to third parties for services to be rendered over twelve-month terms beginning in March 2009 and May 2009.

•	We issued 3,499,052 shares of restricted common stock valued at $312,419 to various employees, directors, and third parties for services rendered during the period.
•	We issued 4,568,283 shares of restricted common stock for net cash proceeds of $300,000 pursuant to the Periodic Equity Investment Agreement with Cumorah Capital, Inc. dated December 8, 2008.
Stock Option Activity
Under this 2004 Employee Stock Option Plan, the Board of Directors may issue incentive and non-qualified stock options to our employees. Options granted under these Plans generally expire at the end of 5 or 10 years and vest in accordance with a vesting schedule determined by our Board of Directors, usually over three years from the grant date. As of June 30, 2009, 13,375,000 shares are available for future grants under the 2004 Employee Stock Option Plan. We settle stock option exercises with newly issued common shares. The following is a summary of stock option activity (in thousands, except per share data):

	Six months ended
	June 30, 2009
		Weighted Average
	Shares	Exercise Price
Outstanding—beginning of year	9,975	$0.56
Granted at fair value	—	—
Exercised	—	—
Canceled/forfeited	(3,200)	(0.56)

Outstanding—end of quarter	6,775	0.56

Options exercisable at quarter-end	6,040	$0.56

The following table summarizes information about stock options as of June 30, 2009 (in thousands, except per share data):

	Options Outstanding				Options Exercisable
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic		Exercise	Contract	Intrinsic
Range of Exercise Prices	Shares	Price	Life	Value	Shares	Price	Life	Value
$0.0-$0.56	6,775	$0.56	4.47	—	6,040	$0.56	4.11	—

Total unrecognized compensation costs related to non-vested awards was approximately $1,302,413 as of June 30, 2009. These non-vested awards are expected to be exercised over the weighted average period of 4.47 years.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our average stock price of $0.11 during the three months ended June 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. Based on the average stock price during the three months ended June 30, 2009, there were no in-the-money options exercisable as of June 30, 2009.
No options were granted and no shares vested during the three months ended June 30, 2009. Additionally, no options were exercised during the three months ended June 30, 2009, and as such no cash was received from employees as a result of any such exercise of stock options.

4. LEASES
We currently operate out of two main locations in Hawthorne, California and Seymour, Indiana. The various leases underlying these two facilities are summarized below:
California Facilities – The Hawthorne facility is comprised of two contiguous building spaces covering an aggregate of 55,000 square feet that serve as our main corporate office, research and development lab, production facility and logistic center. The Hawthorne facility is subject to two operating leases:
•	a lease for office, industrial and warehouse space with monthly rents of $15,405 expiring in January 2010;
•	a lease for office and warehouse space with monthly rents of $20,644 expiring in April 2012; and
An additional lease for a 30,000 square foot facility for office and warehouse space was terminated during the three months ended June 30, 2009 as part of our facilities consolidation and cost reduction efforts under our Strategic Restructuring Program.
Indiana Facility – The 105,000 square foot Seymour facility is currently used as a distribution facility for our products; construction and installation of our first production line is mechanically completed and now undergoing final stages of preparation for operation on a continuous basis. The Seymour facility is subject to a lease with monthly rents of $25,000 expiring in January 2018. As part of our Strategic Restructuring Program, we are currently in negotiations with several resin compounders to outsource manufacturing of our resins. Implementation of this plan may include the sale of the manufacturing equipment currently located on this premises and /or further consolidation of facilities.
5. LOANS PAYABLE
Term Loan
During the year ended December 31, 2004, the Company obtained a term loan payable in the amount of $50,000, bearing interest at 6.75% per annum. The loan matured and was fully repaid during the period ended June 30, 2009.
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
6. INCOME TAX
We are subject to U.S. and California income tax. Subject to limited statutory exceptions, we are no longer subject to federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2004. We are not presently liable for any income taxes nor are we undergoing any tax examinations by the Internal Revenue Service. We adopted the provision of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes on January 1, 2007. No Deferred Tax Assets and Deferred Tax Liabilities are included in the balance at June 30, 2009 or December 31, 2008.

Our policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.
7. CONTINGENCIES AND COMMITMENTS
Payment of Salaries & Employment Contracts
During the period ended June 30. 2009, we took additional measures to preserve working capital to continue to focus on financing operations and suspended or significantly reduced payment of salaries to certain employees. In July, 2009, we began repaying a portion of these suspended salaries.
In addition, as part of our workforce reduction efforts under our Strategic Restructuring Program, we furloughed certain senior management employees with whom we have employment contracts and are in default of some terms of these contracts. While we expect to incur some severance related costs associated with these reductions we cannot currently estimate the likelihood or amount of these restructuring costs.
8. SUBSEQUENT EVENTS
We evaluated our financial statements for subsequent events through August 13, 2009, the date the financial statements were available to be issued. Other than the items noted below, we are not aware of any other subsequent events that would require recognition or disclosure in the financial statements.
Issuance of Capital Stock
Subsequent to June 30, 2009, we issued 21,147,000 shares of restricted common stock in a private placement transaction that was made in reliance upon an exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, for gross proceeds of $1,057,350.
Also subsequent to June 30, 2009 we issued 2,081,100 shares of restricted common stock valued at $104,055 to third parties and 825,687 shares of restricted common stock valued at $107,339 to employees for services rendered.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENTS
This Form 10-Q may contain forward-looking statements, as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others, statements concerning the potential benefits that we may experience from our business activities and certain transactions the Company contemplates or has completed; and statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as believes, expects, anticipates, estimates, “opines, or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:
•	inability to raise sufficient additional capital to finance operations;
•	potential fluctuation in quarterly results;
•	our failure to earn profits;
•	inadequate capital to expand our business, inability to raise additional capital or financing to implement our business plans;
•	decline in demand for our products and services;
•	rapid and significant changes in markets and other factors that encourage use of bioplastics;
•	failure to successfully commence operations at our new Seymour facility and relocate manufacturing activities from California to Indiana;
•	failure to commercialize new grades of resin being pursued in our technical / market development “pipeline”;
•	competitor actions that curtail our market share, negatively affect pricing or limit sales growth;
•	inability to retain employees as a result of deferral of payment of salaries to preserve cash;
•	litigation with or legal claims and allegations by outside parties;
•	insufficient revenues to cover operating costs;
•
inability to successfully implement our Strategic Restructuring Program, including the successful negotiation of a strategic partnership to outsource our manufacturing activities, consolidation of product lines and the sale of our commercial production equipment at attractive prices.

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

Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on these statements, which speak only as of the date of this Form 10-Q. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that our company or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analysts expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.
OVERVIEW
General
We primarily conduct our operations through two product families:
•
Cereplast Compostables Resins® are renewable, ecologically-sound substitutes for petroleum-based plastics targeting primarily single-use disposables and packaging applications. We offer 17 commercial grades of Compostables Resins in this product line. These resins are compatible with existing manufacturing processes and equipment making them a ready substitute for traditional petroleum-based resins. We commercially introduced our Compostables line in November 2006.

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

The lead time for customer testing (which, for compostable products, includes the full product lifecycle necessary to receive compostable certifications) of our resins generally ranges from one to three years or more depending upon the industry, the customer and the specific application. As of March 31, 2009, over 200 companies have requested and been provided with samples of our bioplastic resin and 124 customers have purchased resin for trials and testing. Of these, 73 customers have advanced to prototype testing and qualification of more than 115 different product applications. Twenty-five customers, including Dorel Industries, WNA, Alcoa, Genpak, Innoware, Penley, Solo, Cadaco, Jatco, Dentek, CSI-Cosmolab, Warner Tools and Pace Industries, have commercialized and introduced 90 different bioplastic products using our resin. As a result of successful testing and commercial product launches, some of our customers have signed multi-year supply contracts with increasing volume.

Trends and Uncertainties that May Impact Future Results of Operations
Global Market and Economic Conditions. Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the first half of 2009. For the six-month period ended June 30, 2009, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. In the last half of 2008, concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government provided loan to American International Group Inc. and other federal government interventions in the US credit markets lead to increased market uncertainty and instability in both US and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have contributed to continued volatility of unprecedented levels.
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
Strategic Restructuring Program. In May 2009, we announced a new strategic plan (“Strategic Restructuring Program”) to accelerate growth and reduce costs by outsourcing manufacturing and concentrating our activities on core strengths in design and development, and sale and distribution of our resins. This plan includes reductions in workforce, consolidation of products, inventory and facilities, as well as the sale of certain commercial production equipment, including the newly constructed production line in Indiana. We expect to incur certain one-time restructuring costs associated with implementation of this plan primarily related to employment compensation, inventory consolidation and lease breakage costs however as it is early in our implementation stage, we are not currently able to estimate the total amount of these costs.
We are currently continuing to operate our Hawthorne manufacturing facility to supply our current customers, however we are in advanced negotiations with several resin compounders to enter into a strategic partnership to manufacture our proprietary resins. We expect that such a partnership arrangement will be completed and commercial production equipment sold before year end.
Sales. We record sales at the time that we ship our products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. We record sales net of sales discounts and allowances. For the six-month period ended June 30, 2009, we provided price incentives to several customers that entered into multi-year supply contracts for their initial purchase commitments to assist in testing and sample production. In the future, we may offer these incentives on a selected basis as we continue to grow our customer base. The amount of these incentives in the future periods will be a function of the growth of our customer base and the particular commercialization. During the six-month period ended June 30, 2009 we signed supply contracts with Dorel Juvenile Group, USA, a division of Dorel Industries, Inc. as well as DIXIE Consumer Products, LLC., a wholly owned subsidiary of Georgia-Pacific. While we have started shipping to Dorel and expect to start shipping to Georgia Pacific in the third quarter, sales under these agreements will be dependent on retail market acceptance of the new Dorel and DIXIE products.
Operating Expenses. Operating expenses consist principally of salaries (both cash and non-cash equity-based compensation), professional fees (including legal, accounting, patent-related, government compliance), marketing, rent, research and development and restructuring costs. Salaries include all cash and non-cash compensation and related costs for all principal functions including executive, finance, accounting, production, and human resources. We expect to incur certain one-time costs associated with the implementation of our Strategic Restructuring Program, primarily in the 3rd and 4th quarter of 2009, however we expect that implementation will also lead to reduction in operating expenses across all most other operating areas including salaries and wages, rent, research and development and professional fees.

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
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008
Sales
Gross sales decreased by $159,359 or 15.0% to $900,598 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Net sales decreased by $158,131 or 15.0% to $896,267 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The sales decrease for the period is attributable to decreases in sales volume of our bioplastic resins experienced as existing customers have delayed orders and/or launches of their own commercial applications with our resins due to the general economic downturn and global drop in demand. The reduction in orders from existing customers was partially offset by sales to new and significant customers under long-term contracts finalized during the first and second quarters, including Dorel Juvenile Group and Georgia-Pacific. The full benefit of these new sales contracts should be reflected in the second half of 2009.
Gross Profit
Gross profit increased by $150,644 from $(73,223) to $77,421 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. As a percentage of net sales, gross profit margin increased from (6.9)% for the three months ended June 30, 2008 to 8.6% for the three months ended June 30, 2009. The increase in gross margin is attributable to price increases across most of our resin grades. These price increases have been partially offset by increases in raw material costs and freight costs year over year as well as by one time restructuring related charges associated with consolidation of product and inventory lines of $39,922. Gross profit margin before accounting for this restructuring related write down was 13.1% for the three months ended June 30, 2009 compared to (6.9)% for the three months ended June 30, 2008. While gross margins and capacity utilization in the Hawthorne facility continue to increase, we are still operating at a low capacity utilization rate. As such, management does not believe that the current gross margins are reflective of the target gross margins we should be able to achieve upon outsourcing of manufacturing activities planned under our Strategic Restructuring Program and sales volumes with a higher percentage of commercially mature customers and applications.

Operating Expenses
Overall, total operating expenses decreased by $1,995,457 , or 63.7%, to $1,136,295 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The decrease for the period is largely attributable to the adoption of our Strategic Restructuring Program that calls for a focus on product development and marketing and contracting for production. The related reduction of in-house manufacturing capacity and the related workforce resulted in a reduction in salaries and wages awarded to employees during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. In addition, reduced spending on marketing, research and development and professional fees was enabled by focusing our “pipeline process” for technical development and expansion of our resin families.
•
Salaries and wages, including stock based compensation, decreased by $977,113, or 81.6%, to $220,789 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, largely as a result of the significant reductions in our workforce in 2009 and associated reductions in compensation expense related to the vesting of employee stock options to reflect actual stock option forfeiture rates,

•
Marketing expense decreased by $192,677, or 67.7%, to $92,111 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The decrease for the period is directly attributable to focusing our “pipeline process” and implementing more rigorous market and customer selection processes.

•
Research and Development costs decreased by $326,623, or 83.9% to $62,579 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 also as a result of an improved focus of our “pipeline process” for technical development and expansion of our resin families and other cost cutting measures.

•
Rent expense decreased by $46,096, or 17.5%, to $217,247 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The decrease for the period was primarily the result of rental income from the sublease of one of our office and warehouse premises in Hawthorne offsetting rent expense during the three months ended June 30, 2009. No rental income was earned on any of our leased premises for the three months ended June 30, 2008.

Net Loss
Net loss decreased by $2,132,129 or 67%, to $1,049,237 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. This decrease in net loss was a result of reduced operating expenses associated with the downsizing our workforce related to manufacturing operations, leveraging of our staff resources and, improved processes and cost control and rigorous market and customer selection as well as enhanced gross profit margins. Currently operating costs exceed revenue as we have only recently introduced Cereplast Hybrid Resins®. We cannot make assurances regarding when or if revenue will exceed operating results.
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008
Sales
Gross sales decreased by $508,128 or 25.8% to $1,464,981 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Net sales decreased by $488,784 or 25.1% to $1,456,844 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The sales decrease for the period is attributable to decreases in sales volume of our bioplastic resins experienced primarily during the first quarter 2009 as existing customers have delayed orders and/or launches of their own commercial applications with our resins due to the general economic downturn and global drop in demand. The reduction in orders from existing customers was partially offset by sales to new and significant customers under long-term contracts finalized during the first half of the year, including Dorel Juvenile Group and DIXIE Products, Inc. The full benefit of these new sales contracts should be reflected in the second half of 2009.

Gross Profit
Gross profit increased by $135,973, or 346.7%, from $39,218 to $175,191 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. As a percentage of net sales, gross profit margin increased by 600% to 12% for the six months ended June 30, 2008 from 2.0% for the same period in the prior year. The increase in gross margin is attributable to price increases across most of our resin grades. These price increases have been partially offset by increases in raw material costs and freight costs year over year as well as by one-time restructuring related charges associated with consolidation of product and inventory lines of $39,922. Gross profit margin before accounting for this restructuring related write-down was 14.8% for the six months ended June 30, 2009 compared to 2.0% for the six months ended June 30, 2008. While gross margins and capacity utilization in the Hawthorne facility continue to increase, we are still operating at a low capacity utilization rate. As such, management does not believe that the current gross margins are reflective of the target gross margins we should be able to achieve upon outsourcing of manufacturing activities planned under our Strategic Restructuring Program and sales volumes with a higher percentage of commercially mature customers and applications.
Operating Expenses
Overall, total operating expenses decreased by $3,777,786, or 52.7%, to $3,390,621 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decrease for the period is largely attributable to the impact of restructuring of our operations to focus on product development and marketing and contract for production. The related focus on reducing in-house manufacturing capacity and the related workforce reductions resulted in a significant decrease in salaries and wages during the six months ended June 30, 2009 as compared to the three months ended June 30, 2008. In addition, reduced spending on marketing, research and development and professional fees was enabled by focusing our “pipeline process” for technical development and expansion of our resin families.
•
Salaries and wages, including non-cash compensation decreased by $2,122,093, or 61.7%, to $1,318,364 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, largely as a result of the restructuring activities and the significant reductions in our workforce made during the six months ended June 30, 2009 compared to June 30, 2008 and associated reductions in compensation expense related to the vesting of employee stock options to reflect actual, vs. estimated, stock option forfeiture rates.

•
Marketing expense decreased by $429,444, or 63.1%, to $250,916 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decrease for the period is directly attributable to focusing our “pipeline process” and implementing more rigorous market and customer selection processes.

•
Research and Development costs decreased by $342,511, or 62.7%, to $203,789 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 also as a result of an improved focus of our “pipeline process” for technical development and expansion of our resin families.

•
Rent expense decreased by $69,045, or 13.1%, to $458,940 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decrease for the period was the result of rental income from the sublease of one of our office and warehouse premises in Hawthorne offsetting rent expense during the six months ended June 30, 2009. No rental income was earned on any of our leased premises for the six months ended June 30, 2008.

Net Loss
Net loss decreased by $3,782,983 or 53.8%, to $3,242,792 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This decrease in net loss was a result of reduced operating expenses associated with the downsizing our manufacturing operations, leveraging of our staff resources and, improved processes and cost control and rigorous market and customer selection as well as enhanced gross profit margins. Currently, operating costs exceed revenue as we have only recently introduced Cereplast Hybrid Resins®. We cannot make any assurances regarding when or if revenue will exceed operating results.
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
We had net unrestricted cash of $384,898 at June 30, 2009 compared to net unrestricted cash of $501,699 at December 31, 2008. The net decrease in unrestricted cash is attributed principally to the funding of operating activities offset by funds received through successful private placements and through our Periodic Equity Investment Agreement with Cumorah Capital, Inc.
We had negative working capital (the difference between current assets and current liabilities) of $326,515 at June 30, 2009 compared to positive working capital of $539,332 at December 31, 2008. The decrease in working capital is primarily attributable to a reduction in inventory of $551,526 and an increase in Accounts Payable and Accrued Expenses of $969,630.
During the six months ended June 30, 2009, we used $1,169,3644 of cash for operating activities compared to $5,802,682 used for operating activities during the six months ended June 30, 2008. The decrease in the use of cash for operating activities was a result of a decrease in operating expenses, particularly as a result of restructuring activities, as well as a focus on working capital management, which resulted in a reduction in inventory and accounts receivable and an increase in accounts payable.
Cash used in investing activities during the six months ended June 30, 2009 was $5,311 compared to cash used in investing activities of $2,081,470 during the six months ended June 30, 2008. No spending related to construction of equipment for the Indiana facility was required during the six months ended June 30, 2008.
Cash provided by financing activities during the six months ended June 30, 2009 was $1,049,226 and was largely provided by proceeds of subscriptions for and private placements of shares of our common stock as well as proceeds from issuances of shares pursuant to a Periodic Equity Investment Agreement .
We have incurred net losses of $3,242,792 for the six months ended June 30, 2009 and $12,748,701 for the year ended December 31, 2008, and have an accumulated deficit of $32,614,812 as of June 30, 2009. Based on our operating plan, our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures and working capital requirements through December 31, 2009 without additional sources of cash.
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
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at June 30, 2009 and the effects such obligations are expected to have on our liquidity and cash flows in our future periods:

	Payments Due by Period
		Less Than	2-3	4-5	More Than
	Total	1 year	Years	Years	5 years
Capitalized lease obligations	$59,584	$45,866	$13,718	$—	$—
Rental lease obligations	3,332,554	665,318	992,236	600,000	1,075,000
Purchase obligations	397,623	397,623	—	—	—
Indebtedness	—	—	—	—	—

	$3,789,761	$1,108,807	$1,005,954	$600,000	$1,075,000

The above table does not reflect anticipated rental lease reductions as a result of anticipated facilities consolidations that are currently being assessed as part of our Strategic Restructuring Program.
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
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
During the quarter ended June 30, 2009, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. At the end of the fiscal year 2009, our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act.
PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in matters that may harm our business may arise from time to time. We are currently not aware of nor have any knowledge of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We have issued the following unregistered securities during the six months ended June 30, 2009:
•	2,936,552 shares of our common stock valued at $264,607 to our directors and employees as part of their compensation.
•	2,450,000 shares of our common stock valued at $220,500 to a current shareholder, a party related to our Chief Executive Officer, in repayment of a convertible shareholder loan.
•	562,500 shares of our common stock valued at $47,813 to third parties for services rendered in the period.
•	6,500,000 shares of our common stock valued at $629,000 to third parties for prepaid services to be rendered over future periods.

•	10,679,819 shares of our common stock to accredited investors for gross proceeds of $533,991.
•	5,000,000 shares of our common stock to accredited investors to accredited investors in fulfillment of subscriptions received prior to December 31, 2008 of $250,000.
•	4,568,283 shares of our common stock for net cash proceeds of $300,000 pursuant to the Periodic Equity Investment Agreement with Cumorah Capital, Inc.
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

Date: August 14, 2009	CEREPLAST, INC.
	By:	/s/ Frederic Scheer
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