Form 10-Q
period 2009-09-30
Cereplast Inc
filed 2009-11-16
CIK 1324759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
Commission File Number 333-126378
CEREPLAST, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	91-2154289 (I.R.S. Employer Identification No.)

3421 West El Segundo Boulevard Hawthorne, California (Address of Principal Executive Office)	90250 (Zip Code)
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares of common stock outstanding as of November 13, 2009: 342,935,300.

CEREPLAST, INC.
FORM 10-Q

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “Cereplast” or the “Company” shall refer to Cereplast, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CEREPLAST, INC.
CONSOLIDATED BALANCE SHEETS

	9/30/09	12/31/08
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$410,009	$501,699
Accounts Receivable, Net	287,468	280,102
Inventory, Net	1,058,134	1,838,775
Prepaid Expenses	718,650	160,863

Total Current Assets	2,474,261	2,781,439

Property and Equipment
Property and Equipment	5,434,489	5,729,051
Accumulated Depreciation and Amortization	(1,392,095)	(1,132,337)

Net Property and Equipment	4,042,394	4,596,714

Other Assets
Restricted Cash	—	48,628
Intangibles, Net	186,281	173,285
Deposits	41,311	44,943

Total Other Assets	227,592	266,856

Total Assets	$6,744,247	$7,645,009

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$1,548,635	$1,114,744
Other Payables	1,440	33,634
Accrued Expenses	1,030,589	829,933
Capital Leases, Current Portion	35,815	47,440
Convertible Shareholder Loan	—	212,482
Loan Payable, Current Portion	—	3,874

Total Current Liabilities	2,616,479	2,242,107

Long-Term Liabilities
Capital Leases	11,334	40,045

Total Long-Term Liabilities	11,334	40,045

Total Liabilities	2,627,813	2,282,152

Shareholders’ Equity
Preferred Stock, $0.001 par value; 5,000,0000 authorized preferred shares	—	—
Common Stock, $0.001 par value; 495,000,000 authorized shares; 339,435,300 shares & 281,134,359 shares issued and outstanding, respectively	339,435	281,134
Common Stock subscribed, not issued	50,000	250,000
Additional Paid in Capital	37,288,549	34,175,023
Retained Earnings/(Deficit)	(33,604,050)	(29,372,020)
Other Comprehensive Income	42,500	28,720

Total Shareholders’ Equity	4,116,434	5,362,857

Total Liabilities and Shareholders’ Equity	$6,744,247	$7,645,009

See accompanying notes to consolidated financial statements.

CEREPLAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	9/30/2009	9/30/2008	9/30/2009	9/30/2008

GROSS SALES	$683,974	$1,427,902	$2,148,955	$3,401,011
Sales Discounts, Returns & Allowances	(3,010)	(18,035)	(11,147)	(45,516)

NET SALES	680,964	1,409,867	2,137,808	3,355,495

COST OF SALES	577,217	1,470,045	1,858,870	3,376,455

GROSS PROFIT (DEFICIT)	103,747	(60,178)	278,938	(20,960)

OPERATING EXPENSES
Depreciation and Amortization	136,188	141,879	408,277	407,626
Marketing Expense	59,434	314,765	310,350	995,125
Professional Fees	195,823	239,257	533,707	795,571
Rent Expense	51,027	194,330	509,969	722,315
Research and Development	54,183	267,589	257,972	813,889
Salaries & Wages	277,949	926,643	1,413,796	2,490,129
Salaries & Wages — Stock Based Compensation	(199,841)	352,762	(17,324)	2,229,733
Other Operating Expenses	383,316	576,528	931,954	1,727,772

TOTAL OPERATING EXPENSES	958,079	3,013,753	4,348,701	10,182,160

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(854,332)	(3,073,931)	(4,069,763)	(10,203,120)

OTHER INCOME (EXPENSES)
Gain on Settlement of Shareholder Loan	—	—	81,982	—
Waiver fee on Settlement of Shareholder Loan	—	—	(90,000)
Loss on Sale of Equipment	(129,627)	—	(154,666)	—
Interest Income	621	5,885	20,895	120,934
Interest Expense	(5,900)	(7,182)	(20,478)	(18,817)

TOTAL OTHER INCOME (EXPENSES)	(134,906)	(1,297)	(162,267)	102,117

LOSS BEFORE PROVISION FOR TAXES	(989,238)	(3,075,228)	(4,232,030)	(10,101,003)

Provision for Taxes	—	—	—	—

NET LOSS	(989,238)	(3,075,228)	(4,232,030)	(10,101,003)

OTHER COMPREHENSIVE INCOME
Gain (loss) on Foreign Currency Translation	5,134	(5,260)	13,780	(5,801)

TOTAL COMPREHENSIVE LOSS	$(984,104)	$(3,080,488)	$(4,218,250)	$(10,106,804)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.04)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	333,165,261	265,144,443	311,270,323	262,154,367

See accompanying notes to consolidated financial statements.

CEREPLAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
(UNAUDITED)

	9/30/2009	9/30/2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,232,030)	$(10,101,003)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	408,277	407,626
Reserve for Inventory Obsolescence	(96,041)	—
Allowance for Doubtful Accounts	12,727	40,728
Loss on sale of equipment	154,666	—
Common Stock and Common Stock Equivalent Issued for Services, Salaries & Wages	(103,775)	2,287,525
Common Stock Issued for Waiver Fee	90,000	—
Gain on Settlement of Shareholder Loan	(81,982)	—
(Increase) Decrease in:
Accounts Receivable	(20,093)	(358,928)
Inventory	876,682	(1,090,217)
Deposits	3,632	(10,049)
Prepaid Expenses	350,081	(146,991)
Restricted Cash	48,628	475
Intangibles	(19,445)	(116,090)
Increase (Decrease) in:
Accounts Payable	489,575	1,368,649
Accrued Expenses	200,656	420,651
Other Payables	(32,194)	38,976

NET CASH USED IN OPERATING ACTIVITIES	(1,950,636)	(7,258,648)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, and intangibles	(13,738)	(2,833,202)
Proceeds from sale of equipment	3,693	—

NET CASH USED IN INVESTING ACTIVITIES	(10,045)	(2,833,202)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Leases	(40,336)	(53,524)
Payments on Term Loan Payable	(3,874)	(8,283)
Proceeds from issuance of common stock and subscription receivable	1,899,421	2,521,059

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,855,211	2,459,252

FOREIGN CURRENCY TRANSLATION	13,780	(5,801)

NET DECREASE IN CASH	(91,690)	(7,638,399)

CASH, BEGINNING OF PERIOD	501,699	8,593,714

CASH, END OF PERIOD	$410,009	$955,315

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
During the nine months ended September 30, 2009, the Company issued 33,326,819 shares in exchange for gross proceeds of $1,666,341 under private placements, 4,568,283 shares in exchange for net proceeds of $300,000 pursuant to a Periodic Equity Investment Agreement, and 5,000,000 shares in fulfillment of subscriptions payable of $250,000. During the nine months ended September 30, 2008, the Company issued 11,988,636 shares in exchange for gross proceeds of $2,637,500 under a private placement. For the nine months ended September 30, 2009 and 2008, the Company paid $17,613 and $7,963, respectively, in cash for interest and $0 for taxes.
SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
During the nine months ended September 30, 2009, the Company issued 3,812,239 shares valued at $395,960 for services to directors and employees and 11,593,600 shares valued at $1,176,180 for prepaid services and debt repayment to third parties. The Company also recognized $499,735 of expense related to vesting of employee stock options for the same period. During the nine months ended September 30, 2008, the Company issued 4,208,902 shares, valued at $1,796,972 for services to employees and 268,809 shares valued at $57,793 for services to third parties. The Company also recognized $432,761 of expense related to the vesting of employee stock options for the nine months ended September 30, 2008.
See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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
We primarily conduct our operations through three product families:
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

•
Cereplast Algae Plastics™. In October 2009 we announced that we have been developing a new technology to transform algae into bioplastics and intend to launch a new family of algae-based resins that will complement the company’s existing line of Compostables & Hybrid resins. Although we do not expect this new technology to become commercial before the end of 2010 or early 2011, it remains an important development as we believe that the potential open by algae is quite substantial. Cereplast algae-based resins could replace in a first step 50% or more of the petroleum content used in traditional plastic resins.

Currently, Cereplast is using renewable material such as starches from corn, tapioca, wheat and potatoes and Ingeo® PLA. Recently the algae production business has attracted a lot of attention when Exxon announced a $600 million investment in Synthetic Genomics and BP’s $10 million investment in Martek Biosciences. The Company retains that algae is a very attractive feedstock as it does offer a low carbon footprint alternative and at the same time could be accessible in very large quantity. We also have a future plan to create algae plastic made of 100% algae component abandoning any reliance on fossils fuels.

As of September 30, 2009, over 230 companies have requested and been provided with samples of our bioplastic resin and 150 customers have purchased resin for trials and testing. Of these, 80 customers have advanced to prototype testing and qualification of more than 135 different product applications. Thirty customers, including Dorel Industries, WNA, Alcoa, Genpak, Innoware, Penley, Solo, Cadaco, Jatco, Dentek, CSI-Cosmolab, Warner Tools, Handgards and Pace Industries, have commercialized and introduced 95 different bioplastic products using our resin. As a result of successful testing and commercial product launches, some of our customers have signed multi-year supply contracts with increasing volume.
On May 19, 2009, we announced a new strategic plan (“Strategic Restructuring Program”) to accelerate growth, and reduce costs by outsourcing manufacturing and concentrating our activities on core strengths in design and development, and sale and distribution of our resins. (Refer to Exhibit 99.1 of our Form 8-K filed on May 19, 2009 for the complete announcement) Although we continue to operate our Hawthorne manufacturing facility to supply our current customers, we are in advanced negotiation with a resin compounder to enter into a strategic partnership to manufacture our proprietary resins and we expect that such a partnership arrangement will be completed before year end.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the financial condition and results of operations of our wholly-owned subsidiary, Cereplast International, S.A., a Luxembourg company organized during the year ended December 31, 2008 for the purpose of conducting sales operations in Europe. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for year ending December 31, 2009. For further information, refer to the financial statements for the year ended December 31, 2008 and notes thereto included in our Annual Report on Form 10-K, filed on March 30, 2009.
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

Recently Issued Accounting Pronouncements
In June 2009, the FASB issued guidance under Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles” (SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles). This guidance establishes the FASB ASC as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the ASC are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC has become non-authoritative. Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FSPs, or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. We adopted ASC 105 effective for our financial statements issued as of September 30, 2009. The adoption of this guidance did not have an impact on our financial statements but will alter the references to accounting literature within the consolidated financial statements.
In May 2009, the Financial Accounting Standards Board issued ASC Topic 855/(SFAS No. 165, Subsequent Events) “Subsequent Events”, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles with a required adoption date of June 30, 2009. ASC Topic 855 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance sheet date. We adopted Statement No. 165 as of the required effective date.
Basis of Presentation and Going Concern
We have incurred net losses of $4,232,030 for the nine months ended September 30, 2009 and $12,748,701 for the year ended December 31, 2008, and have an accumulated deficit of $33,604,050 as of September 30, 2009. Based on our operating plan, our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures and working capital requirements through December 31, 2009 without additional sources of cash.
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
Concentration of Credit Risk
We had unrestricted cash, cash equivalents, and short-term investments, totaling $410,009 at September 30, 2009 and $501,699 at December 31, 2008. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of September 30, 2009 all of our investments were held in money market accounts and short-term instruments. We actively monitor changes in interest rates.

Other Concentration
During the nine months ended September 30, 2009, we had two significant suppliers that accounted for 27.2% and 18.1%, respectively, of total cost of goods sold and had one customer, Dorel Juvenile Group, which accounted for 43.0% of total sales. No other supplier or customer accounted for more than 10% of cost of sales or sales during this period.
Restricted Cash
We had no restricted cash at September 30, 2009 and $48,628 at December 31, 2008. The restricted cash amount consisted of a “Certificate of Deposit” which supported a “Letter of Credit” for a leased facility.
Fair Value of Financial Instruments
The carrying amounts of our financial instruments as of September 30, 2009 and December 31, 2008, which include cash equivalents, accounts receivable, unbilled receivables, accounts payable, accrued expenses, and advances on financing from investors, approximate their fair values due to the short-term nature of these instruments.
Accounts Receivable
We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management performs a review of the receivables past due from the customers on a monthly basis and reserves against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was $42,077 as of September 30, 2009, and $29,350 as of December 31, 2008.
Inventories
Inventories are stated at the lower of cost (first-in, first-out basis) or market, and consist primarily of raw materials used in the manufacturing of bioplastic resins, finished bioplastic resins and finished goods. Inventories are reviewed for excess and obsolescence and a reserve is established accordingly. As of September 30, 2009 and December 31, 2008, the inventories are as follows:

	9/30/09	12/31/08
Raw Materials	$370,165	$608,984
Bioplastic Resins	647,473	1,040,255
Finished Goods	59,133	291,890
Packaging Materials	17,322	29,646
Reserve for Obsolescence	(35,959)	(132,000)

Inventories, Net	$1,058,134	$1,838,775

Property and Equipment
Property and equipment are stated at cost, and depreciation is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are between five and seven years. Repairs and maintenance expenditures are charged to expense as incurred. Property and equipment consist of:

	9/30/09	12/31/08
Equipment	$2,525,354	$2,582,204
Construction in Progress	2,599,735	2,593,937
Furniture & Fixtures	275,055	325,738
Leasehold Improvements	34,345	227,172

	5,434,489	5,729,051
Less Accumulated Depreciation	(1,392,095)	(1,132,337)

Net Property and Equipment	$4,042,394	$4,596,714

Intangibles
Intangibles are stated at cost and consist primarily of patents and trademarks. Amortization is computed on the straight-line method over the estimated life of these assets, estimated to be between five and 15 years.

	9/30/09	12/31/08
Intangibles	$208,372	$188,927
Less Accumulated Amortization	(22,091)	(15,642)

Net Intangibles	$186,281	$173,285

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
Marketing and Advertising
We expense marketing and advertising costs as incurred. Marketing and advertising costs for the three months ended September 30, 2009 and 2008 were $59,434 and $314,765, respectively, and for the nine months ended September 30, 2009 and 2008 were $310,350 and $995,125, respectively.

Research and Development Costs
Research and development costs are charged to expense as incurred. These costs consist primarily of research with respect to new grades of bioplastic resins, testing of both the bioplastic resins as well as testing of finished products made from the bio-based resins. The costs for the three months ended September 30, 2009 and 2008 were $54,183 and $267,589, respectively and for the nine months ended September 30, 2009 and 2008 were $257,972 and $813,889, respectively.
Stock-Based Compensation
We record compensation expense for employee stock based awards in accordance with the provisions of FASB Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As required by ASC 718, measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method. Adjustments to this expense are made periodically to recognize actual rates of forfeiture which vary significantly from estimates. During the nine months ended September 30, 2009, such adjustments resulted in recovery and reduction to stock based compensation of $879,185.
Loss per Share Calculations
We calculate earnings per share in accordance with the provisions of ASC 260, Earnings per Share, which dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Our diluted loss per share is the same as the basic loss per share for the three and nine months ended September 30, 2009 and 2008 as inclusion of any potential shares would have had an anti-dilutive effect due to us generating a loss.
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
3. CAPITAL STOCK
During the nine months ended September 30, 2009, we issued shares of common stock as follows:
•
In a private placement transactions, which was made in reliance upon an exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended the “Securities Act”), we issued 33,326,819 restricted shares of common stock for gross cash proceeds of $1,666,341, and 5,000,000 restricted shares of common stock in fulfillment of subscriptions received prior to December 31, 2008 of $250,000.

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

•	We issued 8,581,100 shares of restricted common stock valued at $907,867 to third parties for services to be rendered over twelve-month terms beginning in March 2009, May 2009 and July 2009.

•	We issued 4,374,739 shares of restricted common stock valued at $443,773 to various employees, directors, and third parties for services rendered during the period.

•	We issued 4,568,283 shares of restricted common stock for net cash proceeds of $300,000 pursuant to the Periodic Equity Investment Agreement with Cumorah Capital, Inc. dated December 8, 2008.
Stock Option Activity
Under this 2004 Employee Stock Option Plan, the Board of Directors may issue incentive and non-qualified stock options to our employees. Options granted under these Plans generally expire at the end of five or 10 years and vest in accordance with a vesting schedule determined by our Board of Directors, usually over three years from the grant date. As of September 30, 2009, 13,375,000 shares are available for future grants under the 2004 Employee Stock Option Plan. We settle stock option exercises with newly issued common shares. The following is a summary of stock option activity (in thousands, except per share data):

	Nine months ended
	September 30, 2009
		Weighted Average
	Shares	Exercise Price
Outstanding—beginning of year	9,975	$0.56
Granted at fair value	—	—
Exercised	—	—
Canceled/forfeited	(7,050)	(0.56)

Outstanding—end of quarter	2,925	0.56

Options exercisable at quarter-end	1,950	$0.56

The following table summarizes information about stock options as of September 30, 2009 (in thousands, except per share data):
Total unrecognized compensation costs related to non-vested awards was approximately $330,382 as of September 30, 2009. These non-vested awards are expected to be exercised over the weighted average period of 4.47 years

	Options Outstanding				Options Exercisable
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic		Exercise	Contract	Intrinsic
Range of Exercise Prices	Shares	Price	Life	Value	Shares	Price	Life	Value
$0.0-$0.56	2,925	$0.56	4.47	—	1,950	$0.56	4.47	—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our average stock price of $0.12 during the three months ended September 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. Based on the average stock price during the three months ended September 30, 2009, there were no in-the-money options exercisable as of September 30, 2009.
No options were granted and no shares vested during the three months ended September 30, 2009. Additionally, no options were exercised during the three months ended September 30, 2009, and as such no cash was received from employees as a result of any such exercise of stock options.
4. LEASES
We currently operate out of two main locations in Hawthorne, California and Seymour, Indiana. The various leases underlying these two facilities are summarized below:
California Facilities — The Hawthorne facility consists of one building covering an aggregate of 25,000 square feet that serve as our main corporate office, research and development lab, production facility and logistic center. The Hawthorne facility is subject to two operating leases:
•	a lease for office, industrial and warehouse space with monthly rents of $15,405 expiring in January 2010;

•	a lease for office and warehouse space with monthly rents of $20,644 expiring in April 2012 has been vacated and terminated prior to expiration; and
An additional lease for a 30,000 square foot facility for office and warehouse space was terminated during the three months ended June 30, 2009 as part of our facilities consolidation and cost reduction efforts under out Strategic Restructuring Program.
Indiana Facility — The 105,000 square foot Seymour facility is currently used as a distribution facility for our products; construction and installation of our first production line is mechanically completed. The Seymour facility is subject to a lease with monthly rents of $25,000 expiring in January 2018, however the rent agreement has been amended with a substantial rent reduction for a period of several months ending at the end of 2010. As part of our Strategic Restructuring Program, we are currently in negotiations with several resin compounders to outsource manufacturing of our resins. Implementation of this plan may include the sale of the manufacturing equipment currently located on this premises and /or further consolidation of facilities.

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
6. INCOME TAX
We are subject to U.S. and California income tax. Subject to limited statutory exceptions, we are no longer subject to federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2004. We are not presently liable for any income taxes nor are we undergoing any tax examinations by the Internal Revenue Service. We account for income taxes in accordance with the provisions of ASC 740. No Deferred Tax Assets and Deferred Tax Liabilities are included in the balance at September 30, 2009 or December 31, 2008.
Our policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.
7. CONTINGENCIES AND COMMITMENTS
Payment of Salaries & Employment Contracts
During the period ended September 30. 2009, we took additional measures to preserve working capital to continue to focus on financing operations and suspended or significantly reduced payment of salaries to certain employees. In July, 2009, we began repaying a portion of these suspended salaries.
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
8. SUBSEQUENT EVENTS
We evaluated our financial statements for subsequent events through November 16, 2009, the date the financial statements were issued. Other than the items noted below, we are not aware of any other subsequent events that would require recognition or disclosure in the financial statements.
Issuance of Capital Stock
Subsequent to September 30, 2009, we issued 2,500,000 shares of restricted common stock valued at $250,000 for third party services and 1,000,000 shares of restricted common stock in a private placement transaction that was made in reliance upon an exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, for gross proceeds of $50,000.

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
OVERVIEW
General.
We primarily conduct our operations through three product families:
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

•
Cereplast Algae Plastics™. In October 2009 we announced that we have been developing a new technology to transform algae into bioplastics and intend to launch a new family of algae-based resins that will complement the company’s existing line of Compostables & Hybrid resins. Although we do not expect this new technology to become commercial before the end of 2010 or early 2011, it remains an important development as we believe that the potential open by algae is quite substantial. Cereplast algae-based resins could replace in a first step 50% or more of the petroleum content used in traditional plastic resins. Currently, Cereplast is using renewable material such as starches from corn, tapioca, wheat and potatoes and Ingeo® PLA. Recently the algae production business has attracted a lot of attention when Exxon announced a $600 million investment in Synthetic Genomics and BP’s $10 million investment in Martek Biosciences. The Company retains that algae is a very attractive feedstock as it does offer a low carbon footprint alternative and at the same time could be accessible in very large quantity. We also have a future plan to create algae plastic made of 100% algae component abandoning any reliance on fossils fuels.

The lead time for customer testing (which, for compostable products, includes the full product lifecycle necessary to receive compostable certifications) of our resins generally ranges from one to three years or more depending upon the industry, the customer and the specific application. As of September 30, 2009, over 230 companies have requested and been provided with samples of our bioplastic resin and 150 customers have purchased resin for trials and testing. Of these, 80 customers have advanced to prototype testing and qualification of more than 135 different product applications. Thirty customers, including Dorel Industries, WNA, Alcoa, Genpak, Innoware, Penley, Solo, Cadaco, Jatco, Dentek, CSI-Cosmolab, Warner Tools, Handgards and Pace Industries, have commercialized and introduced 95 different bioplastic products using our resin. As a result of successful testing and commercial product launches, some of our customers have signed multi-year supply contracts with increasing volume.

Trends and Uncertainties that May Impact Future Results of Operations
Global Market and Economic Conditions. Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the first half of 2009. For the nine-month period ended September 30, 2009, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. In the last half of 2008, concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government provided loan to American International Group Inc. and other federal government interventions in the US credit markets lead to increased market uncertainty and instability in both US and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have contributed to continued volatility of unprecedented levels.
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
Strategic Restructuring Program In May 2009, we announced a new strategic plan (“Strategic Restructuring Program”) to accelerate growth and reduce costs by outsourcing manufacturing and concentrating our activities on core strengths in design and development, and sale and distribution of our resins. This plan includes reductions in workforce, consolidation of products, inventory and facilities, as well as possible the sale of certain commercial production equipment, including the newly constructed production line in Indiana. As part of this plan we reduced our footprint in California from 85,000 sq. ft. to 55,000 sq. ft. by outsourcing some of warehouse and logistics operations to a third party logistics company; reduced headcount by more than 60%, reduced salaries for senior management and trimmed inventories to reduce storage costs. We are currently working to reduce our footprint in California by a further 30,000 sq. ft to 25,000 by the end of November 2009. We have incurred and expect to continue to incur certain one-time restructuring costs associated with implementation of this plan primarily related to employment compensation, inventory consolidation, sale or disposal of non-core fixed assets and lease breakage costs however, we are not currently able to estimate the total amount of these costs.
We are currently continuing to operate our Hawthorne manufacturing facility to supply our current customers: however we are in advanced negotiations with a resin compounder to enter into a strategic partnership to manufacture our proprietary resins. We expect that such a partnership arrangement will be completed before year end.

Sales. We record sales at the time that we ship our products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. We record sales net of sales discounts and allowances. For the nine-month period ended September 30, 2009, we provided price incentives to several customers that entered into multi-year supply contracts for their initial purchase commitments to assist in testing and sample production. In the future, we may offer these incentives on a selected basis as we continue to grow our customer base. The amount of these incentives in the future periods will be a function of the growth of our customer base and the particular commercialization. During the nine-month period ended September 30, 2009 we signed supply contracts with Dorel Juvenile Group, USA, a division of Dorel Industries, Inc. as well as Georgia Pacific’s Dixie Cups and Tableware division. While we have started shipping to Dorel and expect to start shipping to Georgia Pacific in the fourth quarter, sales under these agreements will be dependent on retail market acceptance of the new Dorel and DIXIE products.
Operating Expenses. Operating expenses consist principally of salaries (both cash and non-cash equity-based compensation), professional fees (including legal, accounting, patent-related, government compliance), marketing, rent, research and development and restructuring costs. Salaries include all cash and non-cash compensation and related costs for all principal functions including executive, finance, accounting, production, and human resources. We expect to incur certain one-time costs associated with the implementation of our Strategic Restructuring Program, primarily in the 4th quarter of 2009, however we expect that implementation will also lead to reduction in operating expenses across all most other operating areas including salaries and wages, rent, research and development and professional fees.
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
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008.
Sales
Gross sales decreased by $743,928 or 52.1% to $683,974 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Net sales decreased by $728,903 or 51.7% to $680,964 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The sales decrease for the period is attributable to decreases in sales volume of our bioplastic resins experienced as existing customers have delayed orders and/or launches of their own commercial applications with our resins due to the general economic downturn and global drop in demand. The reduction in orders from existing customers was partially offset by sales to new and significant customers under long-term contracts finalized during the first and second quarters, including Dorel Juvenile Group and Georgia-Pacific. The full benefit of these new sales contracts should be reflected in the first quarter of 2010. Solo Cup, a large food service ware company has introduced a new “compostable” cup made with our resin in their branded line called “BARE™”. Starting November 2009 the cups are for sale in all Target stores around the country.

Gross Profit
Gross profit increased by $163, 925 from ($60,178) to $103,747 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. As a percentage of net sales, gross profit margin increased from (4.27)% for the three months ended September 30, 2008 to 15.2% for the three months ended September 30, 2009. The increase in gross margin is attributable to price increases across most of our resin grades and manufacturing cost efficiencies gained as a result of steps taken in implementing out Strategic Restructuring Program. While gross margins and capacity utilization in the Hawthorne facility continue to increase, we are still operating at a low capacity utilization rate. As such, management does not believe that the current gross margins are reflective of the target gross margins we should be able to achieve upon outsourcing of manufacturing activities planned under our Strategic Restructuring Program and sales volumes with a higher percentage of commercially mature customers and applications.
Operating Expenses
Overall, total operating expenses decreased by $2,055,674 or 68.2%, to $958.079 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The decrease for the period is largely attributable to the adoption of our Strategic Restructuring Program that calls for a focus on product development and marketing and contracting for production. The related reduction of in-house manufacturing capacity and the related workforce resulted in a reduction in salaries and wages, including a significant reduction in stock based compensation, awarded to employees during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. In addition, reduced spending on marketing, research and development and professional fees was enabled by focusing our “pipeline process” for technical development and expansion of our resin families.
•
Salaries and wages, including stock based compensation, decreased by $1,201,297 or 93.9%, to $78,108 for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, largely as a result of the significant reductions in our workforce in 2009 and associated reductions in compensation expense related to the vesting of employee stock options to reflect actual stock option forfeiture rates. Adjustments to reflect actual vs. estimated stock option forfeitures amount to $461,380 during the three months ended September 30, 2009

•
Marketing expense decreased by $255,331, or 81.1%, to $59,434 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The decrease for the period is directly attributable to focusing our “pipeline process” and implementing more rigorous market and customer selection processes.

•
Research and Development costs decreased by $213,406, or 79.8% to $54,183 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 also as a result of an improved focus of our “pipeline process” for technical development and expansion of our resin families and other cost cutting measures.

•
Rent expense decreased by $143,303, or 73.7%, to $51,027 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The decrease for the period resulted for the termination of two leases for 30,000 sq. ft & 25,000 sq. ft. of office and warehouse space during the previous quarter and this quarter and the renegotiation of the lease of the Indiana facility.

Net Loss
Net loss decreased by $2,085,990 to $989,238 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. This decrease in net loss was a result of reduced operating expenses associated with the downsizing our workforce related to manufacturing operations, leveraging of our staff resources and, improved processes and cost control and rigorous market and customer selection as well as enhanced gross profit margins as well as an adjustment to the stock based compensation expense to reflect actual vs. estimated forfeiture of stock options. Currently operating costs exceed revenue as we have only recently introduced Cereplast Hybrid Resins®. We cannot make assurances regarding when or if revenue will exceed operating results.
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2008
Sales
Gross sales decreased by $1,252,056 or 36.8% to $2,148,955 for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Net sales decreased by $1,217,687 or 36.3% to $2,137,808 for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The sales decrease for the period is attributable to decreases in sales volume of our bioplastic resins experienced during the period as existing customers have delayed orders and/or launches of their own commercial applications with our resins due to the general economic downturn and global drop in demand. The reduction in orders from existing customers was partially offset by sales to new and significant customers under long-term contracts finalized during the first half of the year, including Dorel Juvenile Group and Georgia-Pacific. The full benefit of these new sales contracts should be reflected in the first quarter 2010.
Gross Profit
Gross profit increased by $299,898 from $(20,960) to $278,938 for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. As a percentage of net sales, gross profit margin increased to 13.0% for the nine months ended September 30, 2008 from (0.6)% for the same period in the prior year. The increase in gross margin is attributable to price increases across most of our resin grades. These price increases have been partially offset by increases in raw material costs and freight costs year over year as well as by one-time restructuring related charges associated with consolidation of product and inventory lines of $39,922. Gross profit margin before accounting for this restructuring related write-down was 14.9% for the nine months ended September 30, 2009 compared to (0.6)% for the nine months ended September 30, 2008. While gross margins and capacity utilization in the Hawthorne facility continue to increase, we are still operating at a low capacity utilization rate. As such, management does not believe that the current gross margins are reflective of the target gross margins we should be able to achieve upon outsourcing of manufacturing activities planned under our Strategic Restructuring Program and sales volumes with a higher percentage of commercially mature customers and applications.
Operating Expenses
Overall, total operating expenses decreased by $5,833,459 or 57.3%, to $4,348,701 for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease for the period is largely attributable to the impact of restructuring of our operations to focus on product development and marketing and contract for production. The related focus on reducing in-house manufacturing capacity and the related workforce reductions resulted in a significant decrease in salaries and wages, including a significant reduction in stock based compensation during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. In addition, reduced spending on marketing, research and development and professional fees was enabled by focusing our “pipeline process” for technical development and expansion of our resin families.
•
Salaries and wages, including non-cash compensation, decreased by $3,323,390 or 70.4%, to $1,396,472 for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, largely as a result of the restructuring activities and the significant reductions in our workforce made during the nine months ended September 30, 2009 compared to September 30, 2008 and associated reductions in compensation expense related to the vesting of employee stock options to reflect actual, vs. estimated, stock option forfeiture rates. Adjustments to reflect actual vs., estimated stock option forfeitures amounted to $879,183 during the nine months ended September 30, 2009.

•
Marketing expense decreased by $684,775, or 68.8%, to $310,350 for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease for the period is directly attributable to focusing our “pipeline process” and implementing more rigorous market and customer selection processes.

•
Professional fees expense decreased by $261,864, or 32.9% to $533,707 for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease for the period is due to the our renewed focus on cost reduction and leveraging staff resources as well as reductions in recruiting related expenses incurred during the prior year.

•
Research and Development costs decreased by $555,917, or 68.3%, to $257,972 for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 also as a result of an improved focus of our “pipeline process” for technical development and expansion of our resin families.

•
Rent expense decreased by $212,346 or 29.4%, to $509,969 for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease for the period was the result of rental income from the sublease of one of our office and warehouse premises in Hawthorne offsetting rent expense during the six months ended June 30, 2009 and the subsequent termination of this lease during the three months ended September 30, 2009. No rental income was earned on any of our leased premises for the six months ended September 30, 2008.

Net Loss
Net loss decreased by $5,868,973 or 58.1%, to $4,232,030 for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This decrease in net loss was a result of reduced operating expenses associated with the downsizing our manufacturing operations, leveraging of our staff resources and, improved processes and cost control and rigorous market and customer selection as well as enhanced gross profit margins. Currently, operating costs exceed revenue as we have only recently introduced Cereplast Hybrid Resins®. We cannot make any assurances regarding when or if revenue will exceed operating results.
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
We had net unrestricted cash of $410,009 at September 30, 2009 compared to net unrestricted cash of $501,699 at December 31, 2008. The net decrease in unrestricted cash is attributed principally to the funding of operating activities offset by funds received through successful private placements and through our Periodic Equity Investment Agreement with Cumorah Capital, Inc.

We had negative working capital (the difference between current assets and current liabilities) of $142,218 at September 30, 2009 compared to positive working capital of $539,332 at December 31, 2008. The decrease in working capital is primarily attributable to reduction in inventory of $780,641 and an increase in Accounts Payable and Accrued Expenses of $634,536 offset by and increase in prepaid expenses of $557,787.
During the nine months ended September 30, 2009, we used $1,950,636 of cash for operating activities compared to $7,258,648 used for operating activities during the nine months ended September 30, 2008. The decrease in the use of cash for operating activities was a result of a decrease in operating expenses, particularly as a result of restructuring activities, as well as a focus on working capital management, which resulted in a reduction in inventory and accounts receivable and an increase in accounts payable.
Cash used in investing activities during the nine months ended September 30, 2009 was $10,045 compared to cash used in investing activities of $2,833,202 during the nine months ended September 30, 2008. No spending related to construction of equipment for the Indiana facility was required during the nine months ended September 30, 2009.
Cash provided by financing activities during the nine months ended September 30, 2009 was $1,855,211 compared to cash provided by financing activities of $2,459,252 during the nine months ended September 30, 2008, and was largely provided by proceeds of subscriptions for and private placements of shares of our common stock as well as proceeds from issuances of shares pursuant to a Periodic Equity Investment Agreement.
We have incurred a net loss of $4,232,030 for the nine months ended September 30, 2009 and $12,748,701 for the year ended December 31, 2008, and have an accumulated deficit of $33,604,050 as of September 30, 2009. Based on our operating plan, our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures and working capital requirements through December 31, 2009 without additional sources of cash.
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

CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at September 30, 2009 and the effects such obligations are expected to have on our liquidity and cash flows in our future periods:

	Payments Due by Period
		Less Than	2-3	4-5	More Than
	Total	1 year	Years	Years	5 years
Capitalized lease obligations	$47,149	$35,816	$11,333	$—	$—
Rental lease obligations	346,367	239,759	106,608	—	—
Purchase obligations	390,754	390,754	—	—	—

	$784,270	$666,329	$117,941	$0	$0

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
ITEM 4T. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
During the quarter ended September 30, 2009, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We were not required to include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm in our Annual Report on Form 10-K due to a transition period established by rules of the SEC for newly-public companies. At the end of the fiscal year 2010, our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We have issued the following unregistered securities during the nine months ended September 30, 2009:
•	3,812,239 shares of our common stock valued at $395,960 to our directors and employees as part of their compensation.

•	2,450,000 shares of our common stock valued at $220,500 to a current shareholder, a party related to our Chief Executive Officer, in repayment of a convertible shareholder loan.

•	562,500 shares of our common stock valued at $47,813 to third parties for services rendered in the period.

•	8,581,100 shares of our common stock valued at $907,867 to third parties for prepaid services to be rendered over current and future periods.

•	33,326,819 shares of our common stock to accredited investors for gross proceeds of $1,666,341.

•	5,000,000 shares of our common stock to accredited investors to accredited investors in fulfillment of subscriptions received prior to December 31, 2008 of $250,000.

•	4,568,283 shares of our common stock for net cash proceeds of $300,000 pursuant to the Periodic Equity Investment Agreement with Cumorah Capital, Inc.
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

Date: November 16, 2009	CEREPLAST, INC.
	By:	/S/ Frederic Scheer
Frederic Scheer
Chairman, Chief Executive Officer, Principal Financial Officer and Director