Form 10-K
period 2009-12-31
Cereplast Inc
filed 2010-03-31
CIK 1324759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 333-126378
Cereplast, Inc.
(Exact name of registrant as specified in its charter)

Nevada	91-2154289
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 Continental Blvd., Suite 100
El Segundo, California	90245
(Address of principal executive office)	(Zip Code)
(310) 676-5000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: [NONE]
Securities registered pursuant to Section 12(g) of the Act: [NONE]
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.   Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K Section 229.405 is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2009 was approximately $25,987,596.
As of March 18, 2010, the Company had outstanding 9,877,976 shares of Common Stock, $0.001 par value.

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
GENERAL
History
On January 6, 2010, we filed an amendment to our certificate of incorporation to effect a 1-fo-40 reverse stock split of our outstanding common stock.
Overview
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
We primarily conduct our operations through three product families:
•	Cereplast Compostables Resins® are renewable, ecologically-sound substitutes for petroleum-based plastics targeting primarily single-use disposables and packaging applications. We offer 17 commercial grades of Compostables Resins in this product line. These resins are compatible with existing manufacturing processes and equipment making them a ready substitute for traditional petroleum-based resins. We commercially introduced our Compostables line in November 2006.
•	Cereplast Hybrid Resins® replace up to 50% of the petroleum content in conventional plastics with bio-based materials such as industrial starches sourced from plants. The Hybrid Resin line is designed to offer similar properties to traditional polyolefins such as impact strength and heat deflection temperature, and is compatible with existing converter processes and equipment. Hybrid Resins provide a viable alternative for brand owners and converters looking to partially replace petroleum-based resins in durable goods applications. Hybrid Resins address this need in a wide range of markets, including automotive, consumer goods, consumer electronics, medical, packaging, and construction. We commercially introduced our first grade of Hybrid Resin, Hybrid 150, at the end of 2007. We currently offer two commercial grades in this product line.
•	Cereplast Algae Plastics™. In October 2009, we announced that we have been developing a new technology to transform algae into bioplastics and intend to launch a new family of algae-based resins that will complement the company’s existing line of Compostables & Hybrid resins. Although we do not expect this new technology to become commercial before the end of 2010 or early 2011, it remains an important development as we believe that the potential open by algae is quite substantial. Cereplast algae-based resins could replace in a first step 50% or more of the petroleum content used in traditional plastic resins. Currently, Cereplast is using renewable material such as starches from corn, tapioca, wheat and potatoes and Ingeo® PLA. Recently the algae production business has attracted a lot of attention when Exxon announced a $600 million investment in Synthetic Genomics and BP’s $10 million investment in Martek Biosciences. The Company retains that algae is a very attractive feedstock as it does offer a low carbon footprint alternative and at the same time could be accessible in very large quantity. We also have a future plan to create algae plastic made of 100% algae component abandoning any reliance on fossils fuels.

Business Strengths
Our competitive strengths position us well in the markets we choose to serve and reinforce our ability to execute our substantial growth plans.
Technology Leadership and Processing Expertise. We are a technology leader in the development of bio-based resins. As of December 31, 2009, our intellectual property includes 30 formulation patents and pending patent applications on a worldwide basis. Our unique formulation technology and proprietary manufacturing expertise, in-depth customer and product knowledge and patent portfolio provide us with a strong competitive position. We leverage our expertise toward the design and adoption of new resins that can be rapidly commercialized by our customers.
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
Scalable and Low-Cost Manufacturing Platform. Our proprietary process to manufacture our resins is modular and scalable in nature, which we believe will allow us to readily expand manufacturing capacity at relatively low incremental cost. Our capital requirement is approximately $6 million for every additional 50 million pounds of capacity. Our manufacturing equipment can be used for both the Cereplast Compostables® and Cereplast Hybrid Resins® lines interchangeably. All of the manufacturing equipment we are installing today is readily available from multiple manufacturers. Our new facility in Seymour, Indiana, which is currently mechanically completed and started production on March 1, 2010, will operate at manufacturing costs and a logistics scale comparable to traditional plastics compounding leaders. The Seymour location competiveness is supported further by its attractive location close to feedstock sources and major plastics converters. Part of the Company strategy is to enter into a partnership agreement with large third party compounders around the world to expand manufacturing capability and make it more flexible and cost efficient.
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
Highly Experienced Management and Technical Team. Senior management has extensive experience developing, manufacturing, marketing and selling plastics and specialty chemicals. This team is composed of veterans from the bioplastics, specialty chemicals, traditional plastics and process engineering industries. In bioplastics alone, our team has over 75 years of cumulative experience despite the young state of market development. Our CEO is the founder of the Biodegradable Products Institute (BPI) and the 2010 Chair of the Society of Plastic Industry Bioplastic Council.
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

More than 235 companies have requested and been provided with samples of the Company’s bioplastic resin. Ninety-five customers have purchased resin for trials and testing. Of these, 65 customers have advanced to prototype testing and qualification of more than 110 different product applications. Twenty customers – including Alcoa, Genpak, Innoware, Penley, Solo, Cadaco, Jatco, WNA, Dentek, CSI- Cosmolab, and Pace Industries – have commercialized and introduced 90 different bioplastic products using the Company’s resin.
Expand manufacturing capabilities. The Company has mechanically completed a new 80 million pound bioplastic production facility in Seymour, Indiana. The location of the Seymour plant puts it in close proximity to various raw material sources, and provides an ideal platform for further expansion. The relocation of all core manufacturing activities from Hawthorne, California to the Indiana facility was completed by March 1, 2010. The combination of greater scale, enhanced manufacturing assets, improved logistics and lowered input costs (such as labor and electricity) will dramatically improve operating costs and quality to competitive benchmark levels. Subsequent expansion plans will depend on growth in market demand, but the Seymour site offers ample infrastructure for development of capacity to a level of 500 million pounds per annum. However the Company strategy is to enter into partnership agreements with large third party compounders around the world to expand manufacturing capability and make it more flexible and cost efficient.
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
Our Resin Products
We have developed and are commercializing proprietary bio-based resins through two complementary product families: Cereplast Compostables®, renewable, ecologically sound substitutes for single-use petroleum-based plastics and Cereplast Hybrid Resins®, which replace up to 50% of the petroleum-based content of durable petroleum-based plastics with materials from renewable resources. Our Compostable and Hybrid Resins can be used in the following conventional converting processes:
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

Hybrid Resins were introduced in October 2007 and since then over 60 companies have requested samples for testing and commercial development. We are one of only a few companies offering bioplastics as substitutes for durable petroleum-based plastics for a wide range of market applications.
At the end of 2009, eight customers had launched or were about to launch new products based upon Hybrid Resins. Cereplast is the recipient of the 2009 Environment Award for Emerging Technology in Materials from the Society of Plastics Engineers (“SPE”) for its work on Hybrid Resins.
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
During 2009, we manufactured our bio-based resins at a 55,000 square foot leased facility in Hawthorne, California. The Hawthorne facility was comprised of three manufacturing lines, a research and development line, a lab area for resin testing, and a logistic area with storage for raw materials and bio-based resins, as well as our corporate headquarters. All the production lines and manufacturing equipment was transported to our Seymour facility in January-February 2010.
Our Seymour, Indiana site is a 105,000 square foot leased facility located on 12.4 acres. This facility offers 14 truck loading docks and is in the process of being connected to rail service. With the 2010 start-up of continuous production at our Seymour site, and subsequent consolidation of all core manufacturing to this location, our manufacturing efficiency, quality and productivity will be enhanced dramatically to competitive benchmark levels.

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

As of March 2010, only three lines have been installed in Seymour (IN) with an aggregate name plate facility of about sixty eight million pounds (68,000,000 Lbs.). It is the plan of the Company not to install the other lines until production requires additional capacity in Seymour.
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
Research and Development
We have a well-developed research and development program that has enabled us to commercialize multiple grades and families of bio-based resins. Expenditures related to our research and development efforts were approximately $1,071,814 in 2008 and $313,078 in 2009. The reduction in R&D expenditures was primarily due to the new cash control policy instituted during the fiscal year 2009.
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
Employees
Cereplast is a California Equal Employment Opportunity Employer. We have a total of 26 full-time employees, broken down in the following functions: 6 in sales and marketing, 2 in research and development, 9 in production/ logistics and quality control, 2 in finance and accounting, and 7 in general and administrative functions. Among our staff, many employees hold Ph.D. or Masters Degrees in their respective fields. None of our employees are represented by a labor organization, nor have we experienced any work stoppage. We consider our relations with our employees to be good.
Item 1A. Risk Factors
Risks Relating to Our Business
We have incurred net losses in the past.
We have a history of operating losses and have incurred significant net losses in each fiscal quarter since our inception. For the years ended December 31, 2009 and 2008, we had gross revenues of $2,751,445 and $4,599,303, respectively and incurred net losses of $6,072,948 and $12,748,701, respectively. We expect to see positive cash flows by the end of the third quarter of 2010 due to our restructuring efforts in 2009 and the start up of continuous production at our new bioplastic facility in Seymour, Indiana and subsequent consolidation of all core manufacturing to this location as of March 1, 2010.
We will need to generate significant additional revenue to achieve profitability. While management believes that we may achieve profitability in the second part of 2010, there can be no assurance that we will. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon numerous factors outside of our control, including the market acceptance of our bio-based resins, future cost trends for our key raw materials and competitive products, and general economic conditions.
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
In the current economic environment we will be required to raise additional capital to fund our research and development efforts, marketing programs, as well as our continuing operations and have been successful at doing so.
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
As of December 31, 2009, our executive officers and directors, and entities controlled by or affiliated with them or the Company, own in aggregate approximately 28.5% of the outstanding common stock. As a result, this group of stockholders have a substantial impact on the vote on matters that require stockholder approval, such as election of directors, approval of a corporate merger, increasing or decreasing the number of authorized shares, adopting corporate benefit plans, effecting a stock split, amending our Certificate of Incorporation or other material corporate actions, and these shareholders could cause the us to take action that may not be in the best interest of all shareholders.
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
We have entered into a supply agreement with NatureWorks to supply prime grade PLA for some of our raw material needs. NatureWorks, LLC, currently produces the majority of the prime grade PLA in the United States, and we currently rely on NatureWorks, LLC for a substantial portion of our PLA requirements. For the year ended December 31, 2009 PLA accounted for 28.9 % of our total raw material cost of goods sold. If we lose NatureWorks, LLC as a supplier or if NatureWorks, LLC fails to perform its obligations under our supply agreement, it could delay the commercial introduction, hinder market acceptance of these resins and increase the cost of these resins and our results of operations could be materially adversely affected. We continue to develop alternative feedstock to PLA and evaluate additional PLA sources to support some of our Compostables® Resins, which incorporate prime grade PLA. Cereplast Hybrid Resins® do not depend on PLA.
Fluctuations in the costs of our raw materials and competitive products could have an adverse effect on our results of operations and financial condition.
Our results of operations are directly affected by the cost of our raw materials. Our Compostables Resins are based in large part on polylactic acid, a renewable polymer manufactured from an agricultural feedstock (corn sugar). Our ability to offset the effect of raw material prices by increasing sales prices is uncertain. A further increase in the price differential between agricultural –based raw materials relative to petroleum-based plastics could have a negative impact on our results of operations and financial position. Historically, a primary driver for the growth of the bioplastics market has been the rising and increasingly volatile cost of oil, which has narrowed the cost gap between traditional and bio-based plastics, and expectations of sustained large hydrocarbon price increases over the long term which would further enhance the competitiveness of our products. Prices and demand for traditional plastics have collapsed in recent months due to global economic conditions; this in turn has affected the interest in bioplastics by certain market sectors and reduced our relative competitiveness.
 During the year ended December 31, 2009, we had three significant customers that accounted for 54.4% of total sales. The loss of these customers could adversely affect our short-term sales and profitability.
During the year ended December 31, 2009, three customers accounted for 54.4% of our total sales. If these customer elect not to continue purchasing products from us, we may not be able to find other customers whose requirements for our products are as significant. Accordingly, the loss of these significant customers may adversely affect our near-term business, prospects, financial condition and results of operations.
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
Many of our products may provide critical performance attributes to our customers’ products that will be sold to end users who could potentially bring product liability suits in which we could be named as a defendant. The sale of these products involves the risk of product liability claims. If a person were to bring a product liability suit against one of our customers, this customer may attempt to seek contribution from us. A person may also bring a product liability claim directly against us. A successful product liability claim or series of claims against us in excess of our insurance coverage for payments, for which we are not otherwise indemnified, could have a material adverse effect on our financial condition or results of operations. We have acquired product liability coverage of up to $7.0 million.

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
Disruptions of continuous operation of our new Seymour bioplastic production facility could materially and adversely affect our results of operations.
In 2009, we manufactured our bio-based resins at a 55,000 square foot facility in Hawthorne, California. The Hawthorne facility was comprised of three manufacturing lines, a research and development line, a lab area for resin testing and a logistics area for raw materials and bio-based resins, as well as our corporate headquarters. In March 2010, we commenced operations at a manufacturing facility in Seymour, Indiana.
We lease a facility and site in Seymour, Indiana, where we have constructed a new bioplastic production facility. Phase I of the development of the Seymour facility included approximately 50 million pounds of annual capacity of bio-resin and was fully implemented in 2009. This Phase is mechanically completed and includes major supply contracts in order to be operating on a continuous basis. Completed in March, 2010, Phase II encompassed the consolidation of all core manufacturing activities from California to the Seymour site resulting in significant cost, productivity and quality enhancements. Further expansions will depend on growth in market demand.
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
In January 2010, a majority of shareholders agreed to follow management of the company to implement a reverse split of 40 to 1 shares. On March 15, 2010, The Financial Industry Regulatory Authority authorized the reverse split and issued a new ticker symbol for a period of 20 days: CERPD. The stock started to trade at a price above $5.00 but there is no guarantee that the stock will continue to trade above $5.00.

Item 1B.	Unresolved Staff Comments
As of the date of this Annual Report on Form 10-K, there are no unresolved staff comments regarding our previously filed periodic or current reports under the Securities Exchange Act of 1934, as amended.

Item 2.	Properties
In 2009, we operated out of two main locations in Hawthorne, California and Seymour, Indiana. The various leases underlying these two facilities are summarized below:
California Facilities — The Hawthorne facility consisted of one building covering an aggregate of 25,000 square feet that served as our main corporate office, research and development lab, production facility and logistic center. The Hawthorne facility is subject to two operating leases:
•	a lease for office, industrial and warehouse space with monthly rents of $15,405 which expired in January 2010;
•	a lease for office and warehouse space with monthly rents of $20,644 expiring in April 2012 has been vacated and terminated prior to expiration; and
An additional lease for a 30,000 square foot facility for office and warehouse space was terminated during the month ended June 30, 2009 as part of our facilities consolidation and cost reduction efforts under out Strategic Restructuring Program.
All leases were terminated prior to expiration via amicable negotiation with our landlords. In December 2009, the Company entered into a new Lease for a 3,000 square foot facility located in El Segundo, which will serve as our corporate headquarters.
Indiana Facility — The 105,000 square foot Seymour facility is currently used as a distribution facility for our products; construction and installation of our first production line is mechanically completed. The Seymour facility is subject to a lease with monthly rents of $25,000 expiring in January 2018, however the rent agreement has been amended with a substantial rent reduction to $10,000 per month for a period of several months ending at the end of 2010.

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

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been quoted on the OTC Bulletin Board under the symbol “CERP.OB.” The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board.
Effective March 15, 2010, the Company implemented a reverse stock split in a ratio of 1 for 40 shares. The following table reflects the impact of the stock split.

	2009		2008
	High	Low	High	Low
First Quarter ended March 31	$6.80	$2.80	$28,00	$20.80
Second Quarter ended June 30	$6.40	$2.80	$21.20	$12.80
Third Quarter ended September 30	$6.00	$3.60	$14.00	$7.60
Fourth Quarter ended December 31	$6.00	$3.20	$9.20	$3.20
Holders
As of March 18, 2010, there were approximately 293 record holders of the Company’s common stock, not counting shares held in “street name” in brokerage accounts which is unknown. As of March 18, 2010, there were 9,877,976 shares of common stock outstanding on record with the Company’s stock transfer agent, Computershare.
Dividend Policy
Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.
Recent Sale of Unregistered Securities
We issued the following unregistered securities during the three months ended December 31, 2009:
•	On December 11, 2009,we issued 1,090,000 shares of the Company’s common stock at a price of $2.00 per share on a post-split basis, for aggregate net proceeds of $2,230,000.
We claim an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) for the private placement of these securities pursuant to Regulation D promulgated under the Act since, among other things, the transaction did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about us and their investment, the investors took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

Equity Compensation Plan Information
As of December 31, 2009:

			Number of shares remaining available
	Number of shares to be issued	Weighted-average exercise	for future issuance under equity
	upon exercise of outstanding	price of outstanding options	compensation plans (excluding
Plan Category	options and warrants	and warrants	securities reflected in column (a))

Equity Compensation Plans approved by security holders	—	—	—

Equity Compensation Plan not approved by security holders	71,250	$18.40	334,375

Total	71,250		334,375

STOCK OPTION PLAN
GENERAL
The Stock Option Plan was adopted by the Board of Directors. The Board of Directors has initially reserved 625,000 shares of Common Stock for issuance under the Stock Plan. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options (“ISOs”) under Section 422 of the Internal Revenue Code of 1986 (the “Code”) or which are not (“Non-ISOs”) intended to qualify as Incentive Stock Options there under.
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

Item 6.	Selected Financial Data
Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
As of December 31, 2009, over 230 companies have requested and been provided with samples of our bioplastic resin and 150 customers have purchased resin for trials and testing. Of these, 80 customers have advanced to prototype testing and qualification of more than 135 different product applications. Thirty customers, including Dorel Industries, WNA, Alcoa, Genpak, Innoware, Penley, Solo, Cadaco, Jatco, Dentek, CSI-Cosmolab, Warner Tools, Handgards and Pace Industries, have commercialized and introduced 95 different bioplastic products using our resin. As a result of successful testing and commercial product launches, some of our customers have signed multi-year supply contracts with increasing volume.

Trends and Uncertainties that May Impact Future Results of Operations
Global Market and Economic Conditions. Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the fourth quarter of 2008. For the year ended December 31, 2009, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. In the third and fourth quarters, added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government provided loan to American International Group Inc. and other federal government interventions in the US credit markets lead to increased market uncertainty and instability in both US and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have in recent weeks subsequent to the end of the quarter contributed to volatility of unprecedented levels.
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
Sales. We record sales at the time that we ship our products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. We record sales net of sales discounts and allowances. For the year ended December 31, 2009 and 2008, we provided price incentives to several customers that entered into multi-year supply contracts for their initial purchase commitments to assist in testing, sample production and commercial launch activities. In the future, we may offer these incentives on a selected basis as we continue to grow our customer base. The amount of these incentives in the future periods will be a function of the growth of our customer base and the particular commercialization.
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

CRITICAL ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. (“GAAP”) The consolidated financial statements include the financial condition and results of operations of our wholly-owned subsidiary, Cereplast International, S.A., a Luxembourg company organized during the year ended December 31, 2009, for the purpose of conducting sales operations in Europe. Intercompany balances and transactions have been eliminated in consolidation.

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

Concentration of Credit Risk

We had unrestricted cash, cash equivalents, and short-term investment, totaling $1,291,353 and $501,699 at December 31, 2009 and 2008, respectively. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of December 31, 2009, all of our investments were held in money market accounts and short-term instruments. We actively monitor changes in interest rates.

Other Concentration

During the year ended months ended December 31, 2009, we had two significant suppliers that accounted for 27.9% and 18.7%, respectively, of total cost of goods sold and had one customer, Dorel Juvenile Group, which accounted for 32.7% of total sales. No other supplier or customer accounted for more than 10% of cost of sales or sales during this period

Restricted Cash

We had restricted cash in the amount of $0 and $48,628 at December 31, 2009 and 2008, respectively. The restricted cash amount consists of a “Certificate of Deposit” which supports a “Letter of Credit” for a leased facility.

Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management performs a review of the receivables past due from customers on a monthly basis and reserves against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was $39,743 and $29,350 as of December 31, 2009 and 2008, respectively.

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

Stock-Based Compensation

Compensation cost for all stock-based awards is measured at fair value on the date of grant and recognized over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method. Adjustments to this expense are made periodically to recognize actual rates of forfeiture which vary significantly from estimates.

Loss per Share Calculations

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Our diluted loss per share is the same as the basic loss per share for the years ended December 31, 2009 and 2008 as inclusion of any potential shares would have had and anti-dilutive effect due to us generating a loss.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2009 COMPARED TO THE YEAR ENDED DECEMBER 31, 2008.
Sales
Gross sales decreased by $1,847,858, or 40.2%, to $2,751,445 for the year ended December 31, 2009 compared to the year ended December 31, 2008. Net sales decreased by $1,773,148 or 39.3% to $2,739,008 for the year ended December 31, 2009 compared to the year ended December 31, 2008. The sales decrease can be primarily attributed to the 2009 economic recession and volume decline in the Company’s bioplastic resins from both existing customers and new customers launching commercial applications with our resins. The difference in gross and net sales is primarily due to initial price discounts given to customers to assist in testing and sample production, provide support for marketing promotion and application development and reward achievement of commercialization milestones. In 2009, three customers, Dorel Juvenile Group, Innoware Plastics, Inc., and Solo Cup Company accounted for more than 10% of total gross sales. In 2008, two customers, Pace Industries Inc. and Genpak® accounted for more than 10% of total gross sales.
Gross Profit
Gross profit increased by $257,404 or 321.0%, to $337,584 for the year ended December 31, 2009 compared to the year ended December 31, 2008. As a percentage of net sales, gross profit margin increased by 10.5% to 12.3% for the year ended December 31, 2009 compared to 1.8% for the year ended December 31, 2008. The increase in gross profit is due to significant cost cutting actions in all aspect of operations (including reduction in leases, reduction in labor force, cut in salaries, mandatory furlough, etc.), higher efficiency in equipment utilization, recently implemented cost and organization efficiency improvements, sales volumes with a higher percentage of commercially mature customers and applications as well as the launch of resins for several new customer applications.
Operating Expenses
Overall, total Operating Expenses decreased by $7,565,112, or 57.0%, to $5,714,257 for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease for the period is largely attributable to the impact of restructuring of our operations to focus on product development and marketing and contract for production. The related focus on reducing in-house manufacturing capacity and the related workforce reductions resulted in a significant decrease in salaries and wages, including a significant reduction in stock based compensation during the year ended December 31, 2009, as compared to the year ended December 30, 2008, In addition, reduced spending on marketing, research and development and professional fees was enabled by focusing our “pipeline process” for technical development and expansion of our resin families.
•	Salaries and wages, including non-cash stock based compensation of $273,919, decreased by $4,140,742 for the year ended December 31, 2009, compared to the year ended December 31, 2008. The decrease is attributable to head count reductions in accordance with our restructuring program. Non-cash compensation for the year was comprised of the issuance of 137,400 restricted common shares, valued at $563,309 to employees for services rendered together with $259,056 of expenses relating to unvested employee stock options granted in the prior year.
•	Marketing expense decreased by $1,176,310 for the year ended December 31, 2009, compared to the year ended December 31, 2008. The decrease for the period is directly attributable to focusing our “pipeline process” and implementing more rigorous market and customer selection processes.
•	Research and Development costs decreased by $758,736, or 70.8%, to $313,078, for the year ended December 31, 2009, compared to the year ended December 31, 2008. This is also as a result of an improved focus of our “pipeline process” for technical development and expansion of our resin families.
•	Rent expense decreased by $514,810 or 48.3%, to $549,995 for the year ended December 31, 2009, compared to the year ended December 31, 2008. The decrease for the period was the result of rental income from the sublease of one of our office and warehouse premises in Hawthorne offsetting rent expense and the subsequent termination of this lease. No rental income was earned on any of our leased premises for the year ended December 31, 2008.

Net Loss
Net loss decreased by $6,675,753 or 52.4%, to $6,072,948 for the year ended December 31, 2009, compared to the year ended December 31, 2008. This decrease in net loss was a result of reduced operating expenses associated with the downsizing of our manufacturing operations, leveraging of our staff resources and, improved processes and cost control and rigorous market and customer selection as well as enhanced gross profit margins. Currently, operating costs exceed revenue as we have only recently introduced Cereplast Hybrid Resins®.
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
We had net unrestricted cash of $1,305,771 at December 31, 2009 as compared to $501,699 at December 31, 2008. The net increase in unrestricted cash is attributable principally to funds received through successful private placements.
We had positive working capital (the difference between current assets and current liabilities) of $1,019,741 at December 31, 2009, as compared to positive working capital of $539,332 at December 31, 2008. The increase in working capital is due to proceeds from issuance of common stock and a decrease in trade payables, accrued expenses and indebtedness.
During the year ended December 31, 2009, we used $2,813,930 of cash for operating activities, as compared to $8,308,426 during the year ended December 31, 2008. The decrease in the use of cash for operating activities was a result of a decrease in operating expenses, particularly as a result of restructuring activities, as well as a focus on working capital management, which resulted in a reduction in inventory and accounts payable.
Cash from investing activities during the year ended December 31, 2009, was $3,617 compared to cash used in investing activities of $2,542,202 during the year ended December 31, 2008. No spending related to construction of equipment for the Indiana facility was required during the year ended December 31, 2009 which resulted in this decrease.
Cash provided by financing activities relating primarily to the issuance of shares of common stock during the year ended December 31, 2009 was $3,606,052 as compared to $2,729,893 during the year ended December 31, 2008.
We have incurred a net loss of $6,072,948 for the year ended December 31, 2009, and $12,748,701 for the year ended December 31, 2008, and have an accumulated deficit of $35,444,968 as of December 31, 2009. Based on our operating plan, our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures and working capital requirements through December 31, 2010 without additional sources of cash.
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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Not Applicable.

Item 8.	Financial Statements and Supplementary Data
Financial statements required by this item are included after the signature page of this filing.

Item 9 (T).	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Our management, with the participation of the CEO, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO, concluded that, as of December 31, 2009, our internal control over financial reporting was effective.
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
Changes in Internal Controls. There were no changes to the internal controls that have materially affected or that are reasonably likely to affect the internal controls.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
Our directors and executive officers are as follows:

Name	Age	Position
Frederic Scheer	54	CEO, Founder and Chairman of the Board of Directors
William Kelly	63	Senior Vice President Technology
Mark Barton	50	Senior Vice President, Operations
Margaret McMurray	61	Chief Administrative Officer
Peter Kitsos	43	Director
Jacques Vincent	63	Director
Steve Hanni	42	Director
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
Due to his knowledge of the bioplastic and the fact that Mr. Scheer is the founder of the Company, the Board of Director concluded that Mr. Scheer had all qualifications to be a member of the Board.
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
MARGARET McMURRAY, Chief Administrative Officer. Ms. McMurray joined Cereplast in June of 2006 and has over 30 years of experience in operations primarily in administrative management services to a variety of corporations and government agencies. McMurray was appointed to her current position of Chief Administrative Officer in January, 2007 and oversees Cereplast’s administrative functions by providing administrative direction, supervision and support to the staff pertaining to Human Resources, Property Management and Purchasing, as well as coordinating the duties of the office staff and general operation of the administrative offices. Prior to joining Cereplast, McMurray spent ten years performing administrative duties for Conwell Shonkwiler’s & Associates. McMurray background also includes advising the Directors of the U. S Information Services offices in Bogota, Colombia and Jakarta, Indonesia on government procedures pertaining to administrative and management matters.

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
Due to his knowledge of the financial industry and his merger & acquisition experience, the Board concluded that Mr. Kitsos is qualified to serve as a Director.
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
Due to his knowledge of the Trade and marketing of food service items and dairy products around the world, the Board concluded that Mr. Vincent is qualified to serve as a Director.
STEVE HANNI, Director and Chairman of the Audit Committee. Mr. Hanni is a Certified Public Accountant, licensed in Utah and Nevada. He graduated from Weber State University with both a Bachelor and Masters Degree in accounting in 1994. He is a member of the Utah Association of Certified Public Accountants and the American Institute of Certified Public Accountants. He also has served on the Practice Advisory Council and other committees for the Utah Association of Certified Public Accountants. Mr. Hanni has taught auditing at Westminster College in Salt Lake City, Utah and accounting at Weber State University in Ogden, Utah. Since 2001, Mr. Hanni has been engaged in public practice with the firm of Stayner, Bates & Jensen, PC, Certified Public Accountants, in Salt Lake City, Utah. Mr. Hanni was previously a partner with the firm of HJ & Associates, LLC, a public accounting firm also in Salt Lake City, Utah. Mr. Hanni also serves on the audit committee of Amerityre Corporation (“AMTY.OB”) and serves as a part-time Chief Financial Officer for Medizone International, Inc. (“MZEI.OB”).
Due to his experience in public accounting, the Board concluded that Mr. Hanni is qualified to serve. As a Director, Mr. Hanni is also Chairman of the Audit Committee.
BOARD COMMITTEES
BOARD LEADERSHIP STRUCTURE AND ROLE IN RISK OVERSIGHT
Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles. Mr. Scheer has served as our CEO and Chairman since inception. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.
Our Audit Committee is primarily responsible for overseeing our risk management processes on behalf of our board of directors. The Audit Committee receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. In addition, the Audit Committee reports regularly to the full Board of Directors, which also considers our risk profile. The Audit Committee and the full Board of Directors focus on the most significant risks facing our company and our company’s general risk management strategy, and also ensure that risks undertaken by our Company are consistent with the Board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.
AUDIT COMMITTEE
The audit committee of the board of directors reviews the internal accounting procedures of our company and consults with and reviews the services provided by our independent accountants. Petros Kitsos, Jacques Vincent and Steve Hanni serve on our audit committee. The Board of directors has determined that Mr. Hanni is the audit committee financial expert and he serves as the chairman of the audit committee.
COMPENSATION COMMITTEE
The compensation committee of the board of directors:
•	Reviews and recommends to the board the compensation and benefits of our executive officers;
•	Administers our stock option plans and employee stock purchase plan; and
•	Establishes and reviews general policies relating to compensation and employee benefits.
Petros Kitsos, Jacques Vincent and Steve Hanni serve on our compensation committee.
No interlocking relationships exist between the board of directors or compensation committee and the board of directors or compensation committee of any other company. During the past fiscal year, the compensation committee had no meetings.

NOMINATING COMMITTEE

The functions of the Nominating Committee are: (i) leading the search for, screening, evaluating and recommending to the Board qualified candidates or nominees for election or appointment as directors; (ii) recommending the number of members that shall serve on the Board; and (iii) reviewing the processes and performance of the Board in order to identify areas of concern or potential issues relating to Board and committee processes, performance and effectiveness and to assess and evaluate the overall effectiveness of individual directors. Petros Kitsos, Jacques Vincent and Steve Hanni were on our Nominating Committee.

CODE OF ETHICS
We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees. A copy of the Code of Ethics, may be obtained, free of charge, by submitting written request to the Company.
INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:
•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;
•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.
•	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Item 11.	Executive Compensation
The following table sets forth the cash compensation (including cash bonuses) paid and equity awards granted by us for years ended December 31, 2009 and 2008 to our Chief Executive Officer and our most highly compensated officers other than the Chief Executive Officer at December 31, 2009 whose total compensation exceeded $100,000.

							Change in
							Pension Value
						Non-	and Non-
						Equity	Qualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
Name & Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
Frederic Scheer, CEO	2009	$112,201	$—	$83,836	$—	$—	$—	$74,400	$270,437
	2008	$202,909	$—	$164,367	$—	$—	$—	$98,422	$465,698

Kelly, William, Senior VP Technology	2009	$135,247	$—	$106,250	$—	$—	$—	$—	$241,497
	2008	$135,347	$—	$76,755	$—	$—	$—	$—	$212,102

Larrivee, Gary, Senior VP Technology Services	2009	$109,314	$—	$25,686	$—	$—	$—	$—	$135,000
	2008	$106,795	$—	$53,543	$—	$—	$—	$—	$160,338

DIRECTOR COMPENSATION
The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year end December 31, 2009.

					Change in Pension
	Fees Earned			Non-Equity	Value and Nonqualified
	or Paid in		Option	Incentive Plan	Deferred Compensation	All Other
Name	Cash ($)	Stock Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
Petros Kitsos	$—	$54,572	$—	$—	$—	$—	$54,572
Jacques Vincent	$—	$54,572	$—	$—	$—	$—	$54,572
Steve Hanni	$—	$49,000	$—	$—	$—	$—	$49,000
Commencing in 2008, The Board of Directors granted to Mr. Kitsos and Mr. Vincent are to receive 25,000 shares of Cereplast restricted stock as compensation over a 3 year period and with vests at 1/3 per year over the three year period subject to a vesting agreement. Mr. Hanni has received a total of 12,500 shares of the stock in December 2009.
EMPLOYMENT AND OTHER AGREEMENTS
We have entered into the following agreements filed in our corporate office with our executive officers:
•	In November 2006, we entered into an Employment Agreement effective January 1, 2007 with our Chief Executive Officer pursuant to which he agreed to serve as CEO for a period of five (5) years. He is entitled to a yearly cash compensation of $400,000 but has agreed to substitute part of his cash compensation for restricted stock until the cash flow of the company will permit.
During the year ended December 31 ,2009, our Chief Executive Officer agreed to defer up to 40% of his annual cash base salary until the cash flow of the company permits payment of these earned amounts.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2010. The information in this table provides the ownership information for:
•	each person known by us to be the beneficial owner of more than 5% of our Common Stock;
•	each of our directors;
•	each of our executive officers; and
•	our executive officers and directors as a group.
Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common stock beneficially owned and percentage ownership is based on 9,877,976 shares outstanding on March 18, 2010, and assuming the exercise of any options or warrants or conversion of any convertible securities held by such person, who are presently exercisable or will become exercisable within 60 days after March 18, 2010.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Frederic Scheer (1)(2)	2,732,621	27.66%
William Kelly	66,009	*
Gary Larrivee	18,545	*
Mark Barton	13,459	*
Margaret McMurray	8,421	*
Petros Kitsos	31,250	*
Jacques Vincent	31,250	*
Steve Hanni	12,500	*
All officers and directors as a group	2,914,055	29.50%

*	Less than one percent

(1)	Mr. Scheer beneficially owns such shares jointly with his wife, Jocelyne Scheer and through their private foundation The Frederic & Jocelyne Scheer Foundation.

(2)	Mr. Scheer gifted 42,125 shares to certain members of the management of Cereplast on March 10, 2009.

Item 13.	Certain Relationships, Related Transactions, and Director Independence
During the year ended December 31, 2008, the Company entered in to a loan agreement with one of our shareholders, Mrs. Nathalie Leblanc, a sibling of our CEO, pursuant to which Mrs. Leblanc extended a loan to the Company in the amount of $212,482. The loan was secured by the Company’s assets up to the value of the loan, bears no interest, and was repayable on or before January 15, 2009 at the Company’s discretion in cash or 36,250 shares of Cereplast common stock. In February, 2009 this loan was repaid in full through the issue of 61,250 shares of Cereplast common stock, including the 36,250 shares related to the original principal conversion and 25,000 additional shares related to the agreement to waive default penalties.

Item 14.	Principal Accountant Fees and Services
The following table sets forth all fees we incurred in connection with professional services rendered by HJ Associates & Consultants, LLP during the years ended December 31, 2009, and 2008:

Fee Type	2009	2008
Audit Fees	$68,000	$67,485
Tax Fees	1,871	2,281

	$69,871	$69,766

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
The Audit Committee has determined that the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

Exhibit
Number	Description

3.1	Articles of Incorporation. (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated July 5, 2005.)

3.2
Certificate of Amendment to the Articles of Incorporation dated February 26, 2003 (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated July 5, 2005.)

3.3
Certificate of Amendment to the Articles of Incorporation dated July 19, 2004 (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated July 5, 2005.)

3.4
Certificate of Amendment to the Articles of Incorporation dated March 18, 2005 (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated July 5, 2005.)

3.5	Certificate of Amendment to the Articles of Incorporation filed January 6, 2010 (Incorporated by reference to the Registrant’s current report on Form 8-K filed with the SEC on January 8, 2010)

3.6	Bylaws (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated July 5, 2005.)

3.7	Amendment to Bylaws (Incorporated by reference to the Registrant’s current report on Form 8-K filed with the SEC on December 28, 2009)

3.8	Employment Agreement effective January 1, 2007, with our Chief Executive Officer.

4.1
Form of Subscription Agreement used in connection with private offering dated April 2005 (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 26, 2005)

4.2	Stock Option Plan(Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 26, 2005)

4.3
Form of Subscription Agreement used in connection with private offering of 21,800 shares of common stock (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 26, 2005)

4.4
Periodic Equity Investment Agreement dated February 13, 2006 between the Company and Cumorah Capital, Inc. (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated February 14, 2006)

4.5
Registration Rights Agreement dated February 13, 2006 between the Company and Cumorah Capital, Inc. (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated February 14, 2006)

4.6
Letter Agreement dated March 31, 2006 by and between the Company and Cumorah Capital, Inc. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission dated December 21, 2006)

4.7
Periodic Equity Investment Agreement dated December 8, 2008 between the Company and Cumorah Capital, Inc. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission dated December 8, 2008)

10.1
Sale and Purchase Agreement entered between the Company and Cargill Dow LLC (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 26, 2005)

Exhibit
Number	Description

10.6
Promissory Note in the amount of $100,000 in the name of Wings Fund Inc. (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated September 21, 2005.)

10.7
Promissory Note in the amount of $50,000 in the name of Yanosan Group (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated September 21, 2005.)

10.8
Form of Subscription Agreement used in connection with private offering of 958,526 shares of common stock (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated July 6, 2007)

10.9	Letter re Termination of Periodic Equity Investment Agreement dated December 8, 2008 (Incorporated by reference to the Registrant’s current report on Form 8-K filed with the SEC on February 19, 2010)

10.10	Lease between Continental Grand I, L.P. and Cereplast, Inc. dated December 31, 2009 (Incorporated by reference to the Registrant’s current report on Form 8-K filed with the SEC on January 6, 2010)

14.1	Code of Ethics (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated July 5, 2005.)

31.1	Certification of the Chief Executive Officer and the Principal Accounting and Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1
Certification of the Chief Executive Officer and the Principal Accounting and Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned on March 30, 2009, thereunto duly authorized.

CEREPLAST, INC.
Dated: March 31, 2010	By:	/s/ Frederic Scheer
Frederic Scheer, Chairman,
Chief Executive Officer, Director and Principal Accounting and Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2010	By:	/s/ Frederic Scheer
Frederic Scheer,
Chairman, Chief Executive Officer, Director and Principal Accounting and Financial Officer

Dated: March 31, 2010	By:	/s/ Jacques Vincent
Jacques Vincent, Director

Dated: March 31, 2010	By:	/s/ Petros Kitsos
Petros Kitsos, Director

Dated: March 31, 2010	By:	/s/ Steve Hanni
Steve Hanni, Director

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Index to Consolidated Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Cereplast, Inc.
El Segundo, California
We have audited the accompanying consolidated balance sheets of Cereplast, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and other comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cereplast, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assessment of the effectiveness of Cereplast, Inc.’s internal control over financial reporting as of December 31, 2009, included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.

By:	/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 31, 2010

CEREPLAST, INC.
CONSOLIDATED BALANCE SHEETS

	12/31/2009	12/31/2008
ASSETS
Current Assets
Cash	$1,305,771	$501,699
Accounts Receivable, Net	325,270	280,102
Inventory, Net	847,527	1,838,775
Prepaid Expenses	215,356	160,863

Total Current Assets	2,693,924	2,781,439

Property and Equipment
Property and Equipment	5,416,436	5,729,051
Accumulated Depreciation	(1,519,714)	(1,132,337)

Net Property and Equipment	3,896,722	4,596,714

Other Assets
Restricted Cash	—	48,628
Intangibles, Net	184,039	173,285
Deposits	89,286	44,943

Total Other Assets	273,325	266,856

Total Assets	$6,863,971	$7,645,009

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$989,927	$962,096
Other Payables	1,413	33,634
Accrued Expenses	604,015	829,933
Capital Leases, Current Portion	25,341	47,440
Convertible Shareholder Loan	—	212,482
Loan Payable, Current Portion	53,487	156,522

Total Current Liabilities	1,674,183	2,242,107

Long-Term Liabilities
Capital Leases	8,897	40,045

Total Long-Term Liabilities	8,897	40,045

Total Liabilities	1,683,080	2,282,152

Shareholders’ Equity
Preferred Stock, $0.001 Par Value; 5,000,0000 Authorized Preferred Shares , Zero Outstanding	—	—
Common Stock, $0.001 Par Value; 495,000,000 Authorized Shares; 9,825,476 Shares & 7,028,359 Shares Issued and Outstanding, Respectively	9,825	7,028
Common Stock Subscribed, Not Issued	—	250,000
Additional Paid in Capital	40,578,981	34,449,129
Retained Earnings/(Deficit)	(35,444,968)	(29,372,020)
Other Comprehensive Income	37,053	28,720

Total Shareholders’ Equity	5,180,891	5,362,857

Total Liabilities and Shareholders’ Equity	$6,863,971	$7,645,009

See accompanying notes to consolidated financial statements.

CEREPLAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	Year Ended	Year Ended
	12/31/2009	12/31/2008

GROSS SALES	$2,751,445	$4,599,303
Sales Discounts, Returns & Allowances	(12,437)	(87,147)

NET SALES	2,739,008	4,512,156

COST OF SALES	2,401,424	4,431,976

GROSS PROFIT	337,584	80,180

OPERATING EXPENSES
Depreciation and Amortization	538,098	545,832
Financing Costs	—	100,027
Marketing Expense	371,237	1,547,547
Professional Fees	728,454	996,322
Rent Expense	549,955	1,064,765
Research and Development	313,078	1,071,814
Salaries & Wages	1,708,537	3,263,518
Salaries & Wages — Stock Based Compensation	273,919	2,859,680
Other Operating Expenses	1,230,979	1,829,864

TOTAL OPERATING EXPENSES	5,714,257	13,279,369

LOSS FROM OPERATIONS BEFORE OTHER INCOME(EXPENSES)	(5,376,673)	(13,199,189)

OTHER INCOME (EXPENSES)
Gain on Marketable Securities	—	346,280
Restructuring Costs	(448,846)	—
Loss on Settlement of Litigation	(67,200)	—
Loss on Sale of Equipment	(172,366)	(4,588)
Interest Income	20,935	117,628
Interest Expense	(28,798)	(8,832)

TOTAL OTHER INCOME (EXPENSES)	(696,275)	450,488

LOSS BEFORE PROVISIONS FOR TAXES	(6,072,948)	(12,748,701)

Provision for Taxes	—	—

NET LOSS	(6,072,948)	(12,748,701)

OTHER COMPREHENSIVE INCOME
Gain on Foreign Currency Translation	8,333	28,720

TOTAL COMPREHENSIVE LOSS	$(6,064,615)	$(12,719,981)

BASIC AND DILUTED LOSS PER SHARE	$(0.75)	$(1.92)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	8,044,487	6,644,184

See accompanying notes to consolidated financial statements.

CEREPLAST, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

							Other
	Common Stock		Preferred Stock		Additional	Accumulated	Comprehensive	Subscribed
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Income	Stock	Total

Balance, December 31, 2007	6,482,560	$6,482	—	$—	$28,983,367	$(16,623,319)	$—	$—	$12,366,530

Issuance of common stock as compensation. Stock price ranging from $4.40 per share to $25.60 per share	169,431	169	—	—	1,688,644	—	—	—	1,688,813

Issuance of common stock to 3rd parties and directors for services. Stock price ranging from $4.40 per share to $25.60 per share	51,652	52	—	—	749,061	—	—	—	749,113

Expense relating to stock options under employee stock option plan	—	—	—	—	578,066	—	—	—	578,066

Issuance of common stock for cash. Stock price ranging from $8.80 per share to $15.20 per share	299,716	300	—	—	2,637,200	—	—	—	2,637,500

Issuance of common stock to Cumorah for commitment fee on equity line of financing	25,000	25	—	—	99,975	—	—	—	100,000

Stock subscription for stock not issued	—	—	—	—	—	—	—	250,000	250,000

Stock Offering Costs	—	—	—	—	(287,184)	—	—	—	(287,184)

Net loss for the year ended December 31, 2008	—	—	—	—	—	(12,748,701)	—	—	(12,748,701)

Gain on foreign currency translation	—	—	—	—	—	—	28,720	—	28,720

Balance, December 31, 2008	7,028,359	7,028	—	—	34,449,129	(29,372,020)	28,720	250,000	5,362,857

Stock issued in fulfillment of subscriptions at $2.00 per share	125,000	125	—	—	249,875	—	—	(250,000)	—

Issuance of common stock in repayment of a convertible shareholder loan at $3.47 per share.	61,250	61	—	—	212,421	—	—	—	212,482

Issuance of common stock for the services of directors and employees. Stock at prices ranging from $3.60 per share to $6.00 per share	212,400	212	—	—	860,597	—	—	—	860,809

Issuance of common stock to 3rd parties for prepaid services and debt repayment. Stock price ranging from $3.60 per share to $5.20 per share	318,590	319	—	—	1,300,961	—	—	—	1,301,280

Expense relating to cancellation of stock options under employee stock option plan	—	—	—	—	(259,056)	—	—	—	(259,056)

Issuance of common stock for cash. Stock price ranging from $1.60 per share to $2.00 per share	1,948,170	1,948	—	—	3,894,393	—	—	—	3,896,341

Issuance of common stock to Cumorah for commitment fee on equity line of financing	114,207	114	—	—	299,886	—	—	—	300,000

Issuance of common stock for litigation settlement.	17,500	18	—	—	67,182	—	—	—	67,200

Stock Offering Costs	—	—	—	—	(496,407)	—	—	—	(496,407)

Net loss for the year ended December 31, 2009	—	—	—	—	—	(6,072,948)	—	—	(6,072,948)

Gain on foreign currency translation	—	—	—	—	—	—	8,333	—	8,333

Balance, December 31, 2009	9,825,476	$9,825	—	$—	$40,578,981	$(35,444,968)	$37,053	$—	$5,180,891

See accompanying notes to consolidated financial statements.

CEREPLAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	12/31/2009	12/31/2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(6,072,948)	$(12,748,701)
Adjustment to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Amortization	538,098	545,832
Reserve for Inventory Obsolescence	(132,000)	132,000
Allowance for Doubtful Accounts	4,987	18,051
Loss on Sale of Equipment	172,366	4,588
Gain on Sale of Securities	—	(346,280)
Common Stock and Common Stock Equivalents Issued for Services, Salaries & Wages	712,153	3,115,992
Loss on Settlement of Litigation	67,200	—
(Increase) Decrease in:
Accounts Receivable	(50,155)	132,867
Inventory	1,123,248	(143,108)
Deposits	(44,343)	(14,465)
Prepaid Expenses	1,026,173	(93,273)
Restricted Cash	48,628	24,264
Intangibles	(19,377)	(161,122)
Increase (Decrease) in:
Accounts Payable	88,497	514,455
Accrued Expenses	(255,918)	676,986
Other Payables	(32,220)	33,488

NET CASH USED IN OPERATING ACTIVITIES	(2,795,611)	(8,308,426)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(18,319)	(2,891,918)
Proceeds from Sale of Equipment	3,617	2,936
Proceeds from Sale of Securities	—	346,780

NET CASH USED IN INVESTING ACTIVITIES	(14,702)	(2,542,202)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances/(Payments) on Shareholder Loans	—	212,482
Payments on Capital Leases	(53,247)	(71,767)
Payments on Term Loan Payable	(3,874)	(11,138)
Payments on Notes Payable	(36,761)	—
Proceeds from Issuance of Common Stock and Subscription Receivable	4,196,341	2,877,500
Stock Offering Costs	(496,407)	(287,184)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,606,052	2,729,893

FOREIGN CURRENCY TRANSLATION	8,333	28,720

NET DECREASE IN CASH	804,072	(8,092,015)

CASH, BEGINNING OF PERIOD	501,699	8,593,714

CASH, END OF PERIOD	$1,305,771	$501,699

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
During the year ended December 31, 2009, the Company issued 1,948,170 shares in exchange for proceeds of $3,896,341 under private placements, 114,207 shares in exchange for net proceeds of $300,000 pursuant to a Periodic Equity Investment Agreement, and 125,000 shares in fulfillment of subscriptions payable of $250,000. During the year ended December, 31, 2008, the Company issued 299,715 shares in exchange for gross proceeds of $2,637,500 under a private placement. During the year ended December 31, 2009, and the year ended December 31, 2008, the Company paid $28,798 and $8,832, respectively, in cash for interest and $0 for taxes.
SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
During the year ended December 31, 2009, the Company issued 212,400 shares valued at $860,809 for services to directors and employees and 318,590 shares valued at $1,301,280 for prepaid services and debt repayment to third parties. 61,250 shares of restricted common stock valued at $212, 482 were issued to one of our shareholders in repayment of a convertible shareholder loan and 17,500 shares of restricted common stock valued at $67,200 were issued under the term of a litigation settlement. The Company also recognized $(259,056) of net expense for vesting of employee stock options for the same period. During the year ended December 31, 2008, the Company issued 206,930 shares, valued at $2,321,313 for services to employees and directors and 39,152 shares valued at $216,613 for services to third parties. The Company also recognized $578,067 of expense related to the vesting of employee stock options for the year ended December 31, 2008.
See accompanying notes to consolidated financial statements.

CEREPLAST, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
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
As of December 31, 2009, over 230 companies have requested and been provided with samples of our bioplastic resin and 150 customers have purchased resin for trials and testing. Of these, 80 customers have advanced to prototype testing and qualification of more than 135 different product applications. Thirty customers, including Dorel Industries, WNA, Alcoa, Genpak, Innoware, Penley, Solo, Cadaco, Jatco, Dentek, CSI-Cosmolab, Warner Tools, Handgards and Pace Industries, have commercialized and introduced 95 different bioplastic products using our resin. As a result of successful testing and commercial product launches, some of our customers have signed multi-year supply contracts with increasing volume.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. (“GAAP”) The consolidated financial statements include the financial condition and results of operations of our wholly-owned subsidiary, Cereplast International, S.A., a Luxembourg company organized during the year ended December 31, 2008, for the purpose of conducting sales operations in Europe. Intercompany balances and transactions have been eliminated in consolidation.
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
Reclassifications
Certain reclassifications have been made to the 2008 financial statements in order for them to conform to the classifications used for the 2009 year.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At various times throughout the year, the Company may have exceeded federally insured limits.
Concentration of Credit Risk
We had unrestricted cash, cash equivalents, and short-term investment, totaling $1,305,771 and $501,699 at December 31, 2009 and 2008, respectively. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of December 31, 2009, all of our investments were held in money market accounts and short-term instruments. We actively monitor changes in interest rates.
Accounts Receivable

The Company extends unsecured credit to its customers in the normal course of business. Periodically, the Company performs credit and valuations of its customers’ financial condition for determination of allowance for doubtful accounts.

Liquidity and Capital Resources

We have incurred a net loss of $6,072,948 for the year ended December 31, 2009, and $12,748,701 for the year ended December 31, 2008, and have an accumulated deficit of $35,444,968 as of December 31, 2009. Based on our operating plan, our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures and working capital requirements through December 31, 2010 without additional sources of cash.

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

Other Concentration

During the year ended December 31, 2009, we had two significant suppliers that accounted for 27.9% and 18.7%, respectively, of total cost of goods sold and had three customers, Dorel Juvenile Group, which accounted for 32.7% of total sales. Innoware Plastics Inc. which accounted for 10.3% of total sales, and Solo Cup Company which accounted for 11.3% of total sales. No other supplier or customer accounted for more than 10% of cost of sales or sales during this period.

Restricted Cash

We had restricted cash in the amount of $0 and $48,628 at December 31, 2009 and 2008, respectively. The restricted cash amount consists of a “Certificate of Deposit” which supports a “Letter of Credit” for a leased facility.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments as of December 31, 2009 and 2008, which include cash equivalents, accounts receivable, unbilled receivable, accounts payable, accrued expenses, and advances on financing from investors, approximate their fair values due to the short-term nature of these instruments.

Accounts Receivable
We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management performs a review of the receivables past due from customers on a monthly basis and reserves against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was $34,337 and $29,350 as of December 31, 2009 and 2008, respectively.

Inventories
Inventories are stated at the lower of cost (first-in, first-out basis) or market, and consist primarily of raw materials used in the manufacturing of bioplastic resins, finished bioplastic resins and finished goods. Inventories are reviewed for excess and obsolescence and a reserve is established accordingly. During the year ended December 31, 2009 and 2008, an obsolescence reserve of $0 and $132,000 was recorded and charged as cost of sales. As of December 31, 2009 and 2008, the inventories are as follows:

	2009	2008
Raw Materials	$344,489	$608,984
Bioplastic Resins	355,082	1,040,255
Finished Goods	76,458	291,890
Packaging Materials	14,978	29,646
WIP	56,520	—
Reserve for Obsolescence	—	(132,000)

Inventories, Net	$847,527	$1,838,775

Property and Equipment
Property and equipment are stated at cost, and depreciation is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are between five and seven years. Repairs and maintenance expenditures are charged to expense as incurred. Property and Equipment consist of:

	2009	2008
Equipment	$2,518,132	$2,582,204
Construction in Progress	2,588,904	2,593,937
Furniture & Fixtures	275,055	325,738
Leasehold Improvements	34,345	227,172

	5,416,436	5,729,051
Less Accumulated Depreciation	(1,519,714)	(1,132,337)

Net Property and Equipment	$3,896,722	$4,596,714

Intangibles
Intangibles are stated at cost and consist primarily of patents and trademarks. Amortization is computed on the straight-line method over the estimated life of these assets, estimated to be between five and fifteen years.

	2009	2008
Intangibles	$208,304	$188,927
Less Accumulated Amortization	(24,265)	(15,642)

Net Intangibles	$184,039	$173,285

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
Marketing and Advertising
We expense marketing and advertising costs as incurred. Marketing and advertising costs for the year ended December 31, 2009 and 2008 were $371,237 and $1,547,547, respectively.
Research and Development Costs
Research and development costs are charged to expense as incurred. These costs consist primarily of research with respect to new grades of bioplastic resins, testing of both the bioplastic resins as well as testing of finished products made from the bio-based resins. The costs for the years ended December 31, 2009 and 2008 were $313,078 and $1,071,814 respectively.
Stock-Based Compensation
Compensation cost for all stock-based awards is measured at fair value on the date of grant and recognized over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method. Adjustments to this expense are made periodically to recognize actual rates of forfeiture which vary significantly from estimates. During the years ended December 31, 2009 and 2008, such adjustments resulted in stock based compensation of $(259,056) and $0, respectively.
Loss per Share Calculations
Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Our diluted loss per share is the same as the basic loss per share for the years ended December 31, 2009 and 2008, as inclusion of any potential shares would have had and anti-dilutive effect due to us generating a loss.
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
3. CAPITAL STOCK
Reverse Stock Split
On March 15,2010, we implemented a reverse spit of our common stock in ratio of one-for-forty. The reverse split was effective at 6:00 a.m. on March 15, 2010. All historical and per share amounts have been adjusted to reflect the reverse stock split.

During the year ended December 31, 2009, we issued shares of common stock as follows:
•	In private placement transactions, which were made in reliance upon an exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended the “Securities Act”), we issued 1,948,170 restricted shares of common stock for gross cash proceeds of $3,896,341, and 125,000 restricted shares of common stock in fulfillment of subscriptions received prior to December 31, 2008 of $250,000.

•	Also on February 18, 2009 we also issued 61,250 shares of restricted common stock valued at $212,482 to one of our shareholders, a party related to our Chief Executive Officer, in repayment of a convertible shareholder loan. The stock issuance includes 36,250 shares related to the original principal amount of $212,482 and 25,000 additional shares related to an agreement to waive default penalties.

•	We issued 318,590 shares of restricted common stock valued at $1,301,280 for debt repayment and services from third parties rendered during the year.

•	We issued 212,400 shares of restricted common stock valued at $860,809 to directors and various employees during the period.

•	We issued 114,207 shares of restricted common stock for net cash proceeds of $300,000 pursuant to the Periodic Equity Investment Agreement with Cumorah Capital, Inc. dated December 8, 2008.

•	We issued 17,500 shares of restricted common stock valued at $67,200 under the terms of a litigation settlement.
During the year ended December 31, 2008, we issued shares of common stock as follows:
•	In a private placement transaction completed on September 8, 2008, which was made in reliance upon an exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), we issued 299,716 restricted shares of common stock for gross cash proceeds of $2,637,500, less related fees and expenses in the amount of $287,184.

•	We issued 25,000 shares of restricted common stock valued at $100,000 as a commitment fee related to a Periodic Equity Investment Agreement with Cumorah Capital, Inc entered into on December 8, 2008.

•	We issued 221,083 shares of common stock valued at $2,437,926 to various employees, directors, and third parties for services rendered.

Valuation Assumptions for Stock Options
During the year ended December 31, 2007, total stock options granted to employees were 290,625 with estimated total grant-date fair values of $4,481,665. We estimate that stock-based compensation for awards not expected to be exercised is $864,688. We did not issue any stock options to employees during 2009. During the year ended December 31, 2009 and 2008, we recorded stock-based compensation related to stock options of $273,919 and $2,859,680, respectively relating to the vesting of the 2007 grants. The fair value for each stock option granted during the year ended December 31, 2007 was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no dividends and the following assumptions.

Year ended
December 31,
2009
Average risk-free interest rate	3.84%
Average expected life (in years)	5.1
Volatility	102.2%
•	Expected Volatility: The fair values of stock based payments were valued using a volatility factor based on our historical stock prices.

•	Expected Term: We elected to use the “simplified method” as discussed in SAB No. 107 to develop the estimate of the expected term.

•	Expected Dividend: We have not paid any dividends and do not anticipate paying dividends in the foreseeable future.

•	Risk-Free Interest Rate: We base the risk-free interest rate used on the implied yield currently available on U.S. Treasury zero-coupon issues with remaining term equivalent to the expected term of the options.
Stock Option Activity
Our board of directors adopted the 2004 Employee Stock Option Plan. Under this Plan, the Board of Directors may issue incentive and non-qualified stock options to our employees. Options granted under this Plan generally expire at the end of five or ten years and vest in accordance with a vesting schedule determined by our Board of Directors, usually over three years from the grant date. As of December 31, 2009, 2004 Employee Stock Option Plan, 334,375 shares are available for future grants under the 2004 Employee Stock Option Plan. We settle stock option exercises with newly issued common shares. The following is a summary of stock option activity (in thousands, except per share data):

	2009		2008
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding—beginning of year	249	$22.40	290	$22.40
Granted at fair value	—	—	—	—
Exercised	—	—	—	—
Canceled/forfeited	(178)	22.40	(41)	22.40

Outstanding—end of year	71	18.40	249	22.40

Options exercisable at year-end	71	$18.40	171	$22.40

The following table summarizes information about stock options as of December 31, 2009 (in thousands, except per share data):

	Options Outstanding				Options Exercisable
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic		Exercise	Contract	Intrinsic
Range of Exercise Prices	Shares	Price	Life	Value	Shares	Price	Life	Value
$0.0-$22.40	71	$18.40	4.3	—	71	$18.40	4.3	—

All awards are vested as of December 31, 2009.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our average stock price of $4.40 and $14.80 during the year ended December 31, 2009, and 2008, which would have been received by the option holders had all option holders exercised their options as of that date. Based on the average stock price during the years ended December 31, 2009, and 2008, there were no in-the-money options exercisable as of December 31, 2009 and 2008.
No options were granted and 42,351 shares vested during the year ended December 31, 2009. Additionally, no options were exercised during the year ended December 31, 2009, and as such no cash was received from employees as a result of any such exercise of stock options.
4. REVOLVING LINE OF CREDIT
The Company has one revolving line of credit with total availability of $25,000. As of December 31, 2009 and December 31, 2008, the Company did not have any borrowings under the line of credit.
5. LEASES
We currently operate out of two main locations in Hawthorne, California and Seymour, Indiana. The various leases underlying these two facilities are summarized below:
California Facilities — The Hawthorne facility consisted of one building covering an aggregate of 25,000 square feet that serve as our main corporate office, research and development lab, production facility and logistic center. The Hawthorne facility is subject to two operating leases:
•	a lease for office, industrial and warehouse space with monthly rents of $15,405 expiring in January 2010;

•	a lease for office and warehouse space with monthly rents of $20,644 expiring in April 2012 has been vacated and terminated prior to expiration; and
An additional lease for a 30,000 square foot facility for office and warehouse space was terminated during the second quarter of 2009 as part of our facilities consolidation and cost reduction efforts under out Strategic Restructuring Program.
All Leases were terminated in 2009 prior to their contractual expiration date through amicable negotiation. On December 2009, the Company entered into a new office lease for a 3,000 square foot facility located in El Segundo, CA.
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
The future minimum lease payments are as follows:

2010	$120,000
2011	300,000
2012	300,000
2013	300,000
2014	300,000
Thereafter	1,200,000

2,520,000

6. LOANS PAYABLE
Term Loan
During the year ended December 31, 2004, the Company obtained a term loan payable in the amount of $50,000, bearing interest at 6.75% per annum. The loan matured and the outstanding balance of $3,874 was repaid during the second quarter of 2009.
Notes Payable
During the year ended December 31, 2008, the Company issued a promissory note to a vendor for services provided in the amount of $152,648 which bears interest at the rate of 1.5% per month due in full on February 6, 2009. A payment of $65,000 and stock valued at $62,400 was issued to the vendor in December 2009. The remaining balance at December 31, 2009 of $53,487 was paid in January 2010,
Shareholder Loan
During the year ended December 31, 2008, we received a loan of $212,482 from one of our shareholders, a party related to our Chief Executive Officer. The loan bore no interest and was repayable on or before January 15, 2009, in cash or in shares of Cereplast common stock. On February 18, 2009, the loan was repaid with the issuance of 61,250 shares of Cereplast common stock valued at $212,482 (see Note 3).
7. INCOME TAX
We are subject to U.S. and California income tax. Subject to limited statutory exceptions, we are no longer subject to federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2006. We are not presently liable for any income taxes nor are we undergoing any tax examinations by the Internal Revenue Service. No Deferred Tax Assets and Deferred Tax Liabilities are included in the balance sheets at December 31, 2009, or December 31, 2008.
Our policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

8. DEFERRED TAX BENEFIT
At December 31, 2009, we have available federal and state cumulative net operating loss carry forwards of ($23,450,000), which expires at various dates from 2010 to 2029.
The differences between our effective income tax rate and the statutory federal rate for the years ended December 31, 2009 and 2008 relate primarily to losses incurred for which no tax benefit was recognized, due to the uncertainty of realization. The valuation allowance was $9,154,752 and $7,488,150 at December 31, 2009 and 2008 respectively. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to significant annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.
A reconciliation of income tax expense that would result from applying the U.S. Federal and State rate of 39% to pre-tax income from continuing operations for the years ended December 31, 2009 and 2008, with federal income tax expense presented in the financial statements is as follows:

	2009	2008
Income tax benefit computed at U.S. Federal statutory rate (34%)	$(1,442,434)	$(4,231,111)
State income taxes, net of benefit federal taxes	(211,810)	(622,222)
Meals & Entertainment	490	3,225
Stock for services	723,536	1,201,189
Depreciation	37,611	(80,980)
Accruals	25,143	153,850
Disposal of Assets	(23,040)	1,593
Bad Debt Expense	1,945	—
Inventory Reserve	(51,480)	—
Less Valuation Allowance	940,039	3,574,456

Income tax expense	$—	$—

The deferred income tax benefit at December 31, 2009 and 2008 reflects the impact of temporary differences between the amounts of assets and liabilities recorded for financial reporting purposes and such amounts as measured in accordance with tax laws. The items, which comprise a significant portion of deferred tax assets and liabilities, are approximately as follows:

	2009	2008
Deferred Tax Assets:
NOL Carryover	$9,146,078	$7,572,160
R&D Carryover	83,948	48,630
Contribution Carryover	1,349	—
Allowance for Doubtful Accounts	13,391	11,125
Inventory Reserve	—	51,480
RP Accruals	120,799	95,655
Deferred tax Liabilities:
Depreciation	(210,813)	(290,900)
Less Valuation Allowance	(9,154,752)	(7,488,150)

Income Tax Expense	$—	$—

9. CAPITAL LEASE OBLIGATIONS
At December 31, 2009, and 2008, capital lease obligations are as follows:

	2009	2008

Capital lease at 15% interest, with monthly principal and interest payments of $513 due January 2010, secured by mold equipment. The purchase option at the end of the lease is $1.00.	$506	$6,125

Capital lease at 9.99% interest, with monthly principal and interest payments of $2,054 due May 2010, secured by MAS Computer Software. The purchase option at the end of the lease is $1.00.	7,843	30,249

Capital lease at 13% interest, with monthly principal and interest payments of $1,128 due April 2009, secured by equipment. The purchase option at the end of the lease was $1.00.	—	4,389

Capital lease at 29% interest, with monthly principal and interest payments of $1,369 due June 2010, secured by equipment. The purchase option at the end of the lease is $1.00.	7,558	19,757

Capital lease at 8% interest, with monthly principal and interest payments of $505 due November 2011, secured by equipment. The purchase option at the end of the lease is $1.00.	10,467	15,662

Capital lease at 13% interest, with monthly principal and interest payments of $385 due November 2011, secured by equipment. The purchase option at the end of the lease is $1.00.	7,864	11,303

	34,238	87,485
Less Current Portion	(25,341)	(47,440)

	$8,897	$40,045

Future payments on capital lease obligations are as follows:

Years ending December 31,
2010	$27,390
2011	9,280

Total Payments	36,670
Less Interest Portion	(2,432)

Present Value of Future Payments	$34,238

Leased assets under capital obligations, comprised of warehouse equipment, and computer equipment is as follows at December 31, 2009 and 2008. The assets have been recorded under property and equipment, and are being depreciated over the estimated lives of the assets leased. Depreciation of assets leased is included in depreciation and amortization expense.

	2009	2008
Assets Under Capital Leases	$318,122	$318,122
Less Accumulated Depreciation	(217,190)	(172,236)

	$100,932	$145,886

10. RELATED PARTY TRANSACTIONS
During the years ended December 31, 2009 and 2008, we had the following related party transactions:
•	We received funds of $212,482 pursuant to a loan agreement with one of our shareholders, Mrs. Nathalie Leblanc, a sibling of our CEO, in the amount of $212,482. The loan was secured by the Company’s assets up to the value of the loan, bears no interest, and was repayable on or before January 15, 2009 at the Company’s discretion in cash or 36,250 shares of Cereplast common stock. In February, 2009 this loan was repaid in full through the issue of 61,250 shares of Cereplast common stock, including the 36,250 shares related to the original principal conversion and 25,000 additional shares related to the agreement to waive default penalties.
11. SUBSEQUENT EVENTS
Lease
As of March 1, 2010, we entered into a five year lease agreement for 3,654 square feet to be used for the corporate office. Rent will be $9,118 per month.
Reverse Stock Split
On March 15,2010, we implemented a reverse split of our common stock in ratio of one-for-forty. The reverse split was effective at 6:00 a.m. on March 15, 2010. All historical and per share amounts have been adjusted to reflect the reverse stock split.
Issuance of Capital Stock
On March 19, 2010, we issued 411,000 restricted shares of common stock to accredited investors, for gross cash proceeds of $822,000 less related fees and expenses in the amount of $75,790.
Stock Subscriptions
On March 26, 2010, we received subscription for the sale of 705,000 shares of common stock at the price of $2.00 per share, for aggregate gross proceed of $1,410,000.