Form 10-Q
period 2010-03-31
Cereplast Inc
filed 2010-05-12
CIK 1324759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
Commission File Number 001-34689
CEREPLAST, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	91-2154289 (I.R.S. Employer Identification No.)

300 N. Continental Avenue Suite 100
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of May 6, 2010 is 10,721,057.

CEREPLAST, INC.
FORM 10-Q

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “Cereplast” or the “Company” shall refer to Cereplast, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CEREPLAST, INC.
CONSOLIDATED BALANCE SHEETS

	3/31/2010	12/31/2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$1,165,263	$1,305,771
Accounts Receivable, Net	261,877	325,270
Inventory, Net	957,616	847,527
Prepaid Expenses	34,557	215,356

Total Current Assets	2,419,313	2,693,924

Property and Equipment
Property and Equipment	5,438,179	5,416,436
Accumulated Depreciation and Amortization	(1,652,517)	(1,519,714)

Net Property and Equipment	3,785,662	3,896,722

Other Assets
Restricted Cash	42,934	—
Intangibles, Net	181,696	184,039
Deposits	47,252	89,286

Total Other Assets	271,882	273,325

Total Assets	$6,476,857	$6,863,971

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$767,192	$989,927
Other Payables	1,329	1,413
Accrued Expenses	684,618	604,015
Capital Leases, Current Portion	15,900	25,341
Loan Payable, Current Portion	3,203	53,487

Total Current Liabilities	1,472,242	1,674,183

Long-Term Liabilities
Loan Payable	16,875	—
Capital Leases	8,897	8,897

Total Long-Term Liabilities	25,772	8,897

Total Liabilities	1,498,014	1,683,080

Shareholders’ Equity
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares, 0 outstanding	—	—
Common Stock, $0.001 par value; 495,000,000 authorized shares; 10,576,726 shares & 9,825,476 shares issued and outstanding, respectively	10,577	9,825
Additional Paid in Capital	42,042,729	40,578,981
Retained Earnings/(Deficit)	(37,129,562)	(35,444,968)
Other Comprehensive Income	55,099	37,053

Total Shareholders’ Equity	4,978,843	5,180,891

Total Liabilities and Shareholders’ Equity	$6,476,857	$6,863,971

See accompanying notes to consolidated financial statements.

CEREPLAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED
(UNAUDITED)

	3/31/2010	3/31/2009

GROSS SALES	$319,217	$564,383
Sales Discounts, Returns & Allowances	(29,389)	(3,806)

NET SALES	289,828	560,577

COST OF SALES	198,262	462,807

GROSS PROFIT	91,566	97,770

OPERATING EXPENSES
Depreciation and Amortization	155,112	135,910
Marketing Expense	274,094	158,805
Professional Fees	142,551	148,299
Rent Expense	84,064	241,693
Research and Development	60,238	141,210
Salaries & Wages	388,197	748,320
Salaries & Wages — Stock Based Compensation	116,308	349,255
Other Operating Expenses	336,153	338,852

TOTAL OPERATING EXPENSES	1,556,717	2,262,344

LOSS FROM OPERATIONS BEFORE OTHER INCOME(EXPENSES)	(1,465,151)	(2,164,574)

OTHER INCOME (EXPENSES)
Loss on Sale of Equipment	—	(25,449)
Restructuring Costs	(218,435)	—
Interest Income	117	8,279
Interest Expense	(1,125)	(11,811)

TOTAL OTHER INCOME (EXPENSES)	(219,443)	(28,981)

LOSS BEFORE PROVISIONS FOR TAXES	(1,684,594)	(2,193,555)

Provision for Taxes	—	—

NET LOSS	(1,684,594)	(2,193,555)

OTHER COMPREHENSIVE INCOME
Gain on Foreign Currency Translation	18,046	261

TOTAL COMPREHENSIVE LOSS	$(1,666,548)	$(2,193,294)

BASIC AND DILUTED LOSS PER SHARE	$(0.17)	$(0.30)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	9,868,143	7,277,295

See accompanying notes to consolidated financial statements.

CEREPLAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
(UNAUDITED)

	3/31/2010	3/31/2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,684,594)	$(2,193,555)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	155,112	135,910
Reserve for Inventory Obsolescence	—	46,000
Allowance for Doubtful Accounts	(385)	(1,325)
Loss on sale of equipment	—	25,449
Loss on disposal of leasehold improvements	11,584	—
Common Stock Issued for Services, Salaries & Wages	175,000	406,754
(Increase) Decrease in:
Accounts Receivable	63,778	108,791
Inventory	(110,089)	115,448
Deposits	42,034	(3,084)
Prepaid Expenses	180,779	44,203
Restricted Cash	(42,934)	—
Intangibles	(249)	(6,557)
Increase (Decrease) in:
Accounts Payable	(223,156)	500,491
Accrued Expenses	80,603	(68,909)
Other Payables	(84)	(1,323)

NET CASH USED IN OPERATING ACTIVITIES	(1,352,601)	(891,707)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, and intangibles	(52,603)	(6,869)
Proceeds from sale of equipment	—	1,154

NET CASH USED IN INVESTING ACTIVITIES	(52,603)	(5,715)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Leases	(9,441)	(14,811)
Proceeds on Notes Payable	20,524	—
Payments on Notes Payable	(53,933)	(2,903)
Proceeds from issuance of common stock and subscriptions	1,289,500	467,341

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,246,650	449,627

FOREIGN CURRENCY TRANSLATION	18,046	261

NET DECREASE IN CASH	(140,508)	(447,534)

CASH, BEGINNING OF PERIOD	1,305,771	501,699

CASH, END OF PERIOD	$1,165,263	$54,165

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
During the three months ended March 31, 2010, the Company issued 705,000 shares in exchange for net proceeds of $1,289,500 under a private placement. During the three ended March 31, 2009, the Company issued 233,670 shares in exchange for gross proceeds of $467,341 under a private placement and 125,000 shares in fulfillment of subscriptions payable of $250,000. During the three months ended March 31, 2010, and March 31, 2009, the company paid $1,125 and $6,571 for interest, respectively. No taxes were paid during the three month periods ended March 31, 2010, or March 31,2009.
SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
During the three months ended March 31, 2010, the Company issued 31,250 shares valued at $125,000 for fees associated with an early lease termination and 12,500 shares valued at $50,000 for board member services. During the three months ended March 31, 2009, the Company issued 73,414 shares valued at $264,607 for services to directors and employees and 200,313 shares valued at $693,313 for prepaid services and debt repayment to third parties. The Company also recognized $142,147 of expense related to vesting of employee stock options for the same period.
See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
1. ORGANIZATION AND LINE OF BUSINESS
Organization
We were incorporated on September 29, 2001 in the State of Nevada under the name Biocorp North America Inc. On March 18, 2005, we filed an amendment to our certificate of incorporation to change our name to Cereplast, Inc.
Line of Business
We have developed and are commercializing proprietary bio-based resins through three complementary product families: (i) Cereplast Compostables® Resins which are renewable, ecologically sound substitute for petroleum-based plastics and (ii) Cereplast Hybrid® Resins, which replace up to 50% of the petroleum-based content of traditional plastics with materials from renewable resources. Our resins aim to be competitively priced compared to petroleum-based plastic resins and can be converted into finished products using conventional manufacturing equipment without significant additional capital investment by downstream converters and (iii) Cereplast Algae Plastics™. In October 2009 we announced that we have been developing a new technology to transform algae into bioplastics and intend to launch a new family of algae-based resins that will complement the company’s existing line of Compostables & Hybrid resins
The demand for non-petroleum based, clean and renewable sources for materials, such as bioplastics, and the demand for compostable/biodegradable products are being driven globally by a variety of factors, including fossil fuel price volatility, energy security and environmental concerns. These factors have led to increased spending on clean and renewable products by corporations and individuals as well as legislative initiatives at the local and state level.
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

•
Cereplast Algae Plastics™. In October 2009, we announced that we have been developing a new technology to transform algae into bioplastics and intend to launch a new family of algae-based resins that will complement the company’s existing line of Compostables & Hybrid resins. Although we do not expect this new technology to become commercial before the end of 2010 or early 2011, it remains an important development as we believe that the potential open by algae is quite substantial. Cereplast algae-based resins could replace in a first step 50% or more of the petroleum content used in traditional plastic resins. Currently, Cereplast is using renewable material such as starches from corn, tapioca, wheat and potatoes and Ingeo® PLA. The Company believes that algae is a very attractive feedstock as it does offer a low carbon footprint alternative and at the same time could be accessible in very large quantity. We also have a future plan to create algae plastic made of 100% algae component abandoning any reliance on fossils fuels.

As of March 31, 2010, over 240 companies have requested and been provided with samples of our bioplastic resin and 150 customers have purchased resin for trials and testing. Of these, 80 customers have advanced to prototype testing and qualification of more than 135 different product applications. Thirty customers, including Dorel Industries, WNA, Alcoa, Genpak, Innoware, Penley, Solo, Cadaco, Jatco, Dentek, CSI-Cosmolab, Warner Tools, Handgards and Pace Industries, have commercialized and introduced 95 different bioplastic products using our resin. As a result of successful testing and commercial product launches, some of our customers have signed multi-year supply contracts with increasing volume.
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
Concentration of Credit Risk
We had unrestricted cash, cash equivalents, and short-term investment, totaling $1,165,263 and $1,305,771 at March 31, 2010, and December 31, 2009, respectively. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of March 31, 2010, all of our investments were held in money market accounts and short-term instruments. We actively monitor changes in interest rates.

Other Concentration
During the three months ended months ended March 31, 2010, we had four significant suppliers that accounted for 20.1%, 16.3%, 12.9%, and 12.1%, respectively, of total cost of goods sold and we had two customers, Dorel Juvenile Group and A. Schulman GMBH, which accounted for 37.3% and 41.3%, respectively, of total sales. No other supplier or customer accounted for more than 10% of cost of sales or sales during this period.
Restricted Cash
We had restricted cash in the amount of $42,934 and $0 March 31, 2010, and December 31, 2009. The restricted cash amount consists of a “Certificate of Deposit” which supports a “Letter of Credit” for a leased facility.
Fair Value of Financial Instruments
The carrying amounts of our financial instruments as of March 31, 2010, and December 31, 2009, which include cash equivalents, accounts receivable, unbilled receivable, accounts payable, accrued expenses, and advances on financing from investors, approximate their fair values due to the short-term nature of these instruments.
Accounts Receivable
We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management performs a review of the receivables past due from customers on a monthly basis and reserves against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was $33,116 and $34,337 as of March 31, 2010, and December 31, 2009, respectively.
Inventories
Inventories are stated at the lower of cost (first-in, first-out basis) or market, and consist primarily of raw materials used in the manufacturing of bioplastic resins, finished bioplastic resins and finished goods. Inventories are reviewed for excess and obsolescence and a reserve is established accordingly. As of March 31, 2010, and December 31, 2009, the inventories are as follows:

	2010	2009
Raw Materials	$468,969	$344,489
Bioplastic Resins	384,129	355,082
Finished Goods	71,485	76,458
Packaging Materials	33,033	14,978
WIP	—	56,250

Total Inventories	$957,616	$847,527

Property and Equipment
Property and equipment are stated at cost, and depreciation is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are between five and seven years. Repairs and maintenance expenditures are charged to expense as incurred. Property and Equipment consist of:

	March 31,	December 31,
	2010	2009
Equipment	$5,132,030	$2,518,132
Construction in Progress	—	2,588,904
Furniture & Fixtures	277,305	275,055
Automobile	25,359	—
Leasehold Improvements	3,485	34,345

	5,438,179	5,416,436
Less Accumulated Depreciation	(1,652,517)	(1,519,714)

Net Property and Equipment	$3,785,662	$3,896,722

Intangibles
Intangibles are stated at cost and consist primarily of patents and trademarks. Amortization is computed on the straight-line method over the estimated life of these assets, estimated to be between five and fifteen years.

	March 31,	December 31,
	2010	2009
Intangibles	$208,104	$208,304
Less Accumulated Amortization	(26,408)	(24,265)

Net Intangibles	$181,696	$184,039

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
Marketing and Advertising
We expense marketing and advertising costs as incurred. Marketing and advertising costs for the three months ended March 31, 2010, and 2009 were $274,094 and $158,805, respectively.
Research and Development Costs
Research and development costs are charged to expense as incurred. These costs consist primarily of research with respect to new grades of bioplastic resins, testing of both the bioplastic resins as well as testing of finished products made from the bio-based resins. The costs for the three months ended March 31, 2010, and 2009 were $60,238 and $141,210, respectively.

Stock-Based Compensation
Compensation cost for all stock-based awards is measured at fair value on the date of grant and recognized over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method. Adjustments to this expense are made periodically to recognize actual rates of forfeiture which vary significantly from estimates. As of December 31, 2009, and March 31 ,2010, all awards were fully vested.
Loss per Share Calculations
Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Our diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2010, and 2009 as inclusion of any potential shares would have had and anti-dilutive effect due to us generating a loss.
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
Capital Stock Issued
During the three months ended March 31, 2010, we issued shares of common stock as follows:
•
In a private placement transactions made in reliance upon an exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended the “Securities Act”), we issued 705,000 shares of common stock for net cash proceeds of $1,289,500.

•	On January 4, 2010, we issued 31,250 shares of common stock valued at $125,000 for fees associated with the early termination of a lease in California.
•	On January 6, 2010, we issued 12,500 shares of common stock valued at $50,000 to a board member for services provided.

Valuation Assumptions for Stock Options
During the year ended December 31, 2007, total stock options granted to employees were 290,625 with estimated total grant-date fair values of $4,481,665. We estimate that stock-based compensation for awards not expected to be exercised is $864,688. We did not issue any stock options to employees during the three months ended March 31, 2010 or the year ended December 31, 2009. During the three months ended March 31, 2010, and the year ended December 31, 2009, we recorded stock-based compensation related to stock options of $0 and $273,919, respectively relating to the vesting of the 2007 grants. The fair value for each stock option granted during the twelve months ended December 31, 2007 was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no dividends and the following assumptions. All stock options granted were fully vested as of March 31, 2010 and December 31, 2009.

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

Stock Option Activity
Our board of directors adopted the 2004 Employee Stock Option Plan. Under this Plan, the Board of Directors may issue incentive and non-qualified stock options to our employees. Options granted under these Plans generally expire at the end of five or ten years and vest in accordance with a vesting schedule determined by our Board of Directors, usually over three years from the grant date. As of December 31, 2009, 2004 Employee Stock Option Plan, 334,375 shares are available for future grants under the 2004 Employee Stock Option Plan. We settle stock option exercises with newly issued common shares. The following is a summary of stock option activity (in thousands, except per share data): All stock options were full vested as of December 31, 2009 and no shares have been issued during the three months ended March, 31, 2010.

The following tables summarize information about stock options as of March 31, 2010 and December 31, 2009, (in thousands, except per share data):

	2010		2009
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding—beginning of year	73	$0.56	249	$0.56
Granted at fair value	—	—	—	—
Exercised	—	—	—	—
Canceled/forfeited	—	—	(176)	0.56

Outstanding—end of year	73	0.56	73	0.56

Options exercisable at year-end	73	$0.56	0	$0.56

	Options Outstanding				Options Exercisable
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic		Exercise	Contract	Intrinsic
Range of Exercise Prices	Shares	Price	Life	Value	Shares	Price	Life	Value
$0.0-$0.56	73	$0.56	4	—	73	$0.56	4	—

All awards were fully vested as of December 31, 2009.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our average stock price of $1.30 and $0.37 during the three months ended March 31, 2010 and the year ended December 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. Based on the average stock price during the three months ended March 31, 2010 and the year ended December 31, 2009, there were no in-the-money options exercisable as of March 31, 2010 and March 31, 2009.
No options were granted and no shares vested during the three months ended March 31, 2010. Additionally, no options were exercised during the three months ended March 31, 2010, and as such no cash was received from employees as a result of any such exercise of stock options.
4. REVOLVING LINE OF CREDIT
The Company has one revolving line of credit guaranteed by our Chief Executive Officer with total availability of $25,000. As of March 31, 2010 and December 31, 2009, the Company did not have any borrowings under the line of credit.
5. LEASES
We currently operate out of two locations in El Segundo, California and Seymour, Indiana. The leases underlying these two facilities are summarized below:
California Facilities — The El Segundo facility consists of 3,634 square feet of corporate office space. The lease commenced on March 1, 2010, for a period of five years at $9,118 per month.
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
6. LOANS PAYABLE
Notes Payable
During the year ended December 31, 2008, the Company issued a promissory note to a vendor for services provided in the amount of $152,648 which bears interest at the rate of 1.5% per month due in full on February 6, 2009. A payment of $65,000 and stock valued at $62,400 was issued to the vendor in December 2009. The remaining balance at December 31, 2009, of $53,487 was paid in January 2010,
On February 11, 2010, the Company signed a promissory note in the amount of $20,359 for the purchase on an automobile. The note bears interest at 7.44% per years and is to be repaid in 60 monthly payment of $410.67.

7. INCOME TAX
We are subject to U.S. and California income tax. Subject to limited statutory exceptions, we are no longer subject to federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2006. We are not presently liable for any income taxes nor are we undergoing any tax examinations by the Internal Revenue Service. No Deferred Tax Assets and Deferred Tax Liabilities are included in the balance sheets at March 31, 2010, or December 31, 2009.
Our policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.
10. RELATED PARTY TRANSACTIONS
During the three months ended March 31, 2010, we had no related party transactions.
11. SUBSEQUENT EVENTS
On April 8, 2010, our application to list our common stock on NASDAQ’s Capital Market was approved. Trading on NASDAQ’s Capital Market commenced on April 13,2010.
On Mary 17, 2010, 20,867 shares of common stock were issued for services to be rendered during the period of April 2010 to December 2010.

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

The lead time for customer testing (which, for compostable products, includes the full product lifecycle necessary to receive compostable certifications) of our resins generally ranges from one to three years or more depending upon the industry, the customer and the specific application. As of March 31, 2010, over 230 companies have requested and been provided with samples of our bioplastic resin and 150 customers have purchased resin for trials and testing. Of these, 80 customers have advanced to prototype testing and qualification of more than 135 different product applications. Thirty customers, including Dorel Industries, WNA, Alcoa, Genpak, Innoware, Penley, Solo, Cadaco, Jatco, Dentek, CSI-Cosmolab, Warner Tools, Handgards and Pace Industries, have commercialized and introduced 95 different bioplastic products using our resin. As a result of successful testing and commercial product launches, some of our customers have signed multi-year supply contracts with increasing volume.
Trends and Uncertainties that May Impact Future Results of Operations
Global Market and Economic Conditions. Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the first half of 2009. For the nine-month period ended March 31, 2010, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. In the last half of 2008, concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government provided loan to American International Group Inc. and other federal government interventions in the US credit markets lead to increased market uncertainty and instability in both US and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have contributed to continued volatility of unprecedented levels.
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

Sales. We record sales at the time that we ship our products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. We record sales net of sales discounts and allowances. For the three-month period ended March 31, 2010, we provided price incentives to several customers that entered into multi-year supply contracts for their initial purchase commitments to assist in testing and sample production. In the future, we may offer these incentives on a selected basis as we continue to grow our customer base. The amount of these incentives in the future periods will be a function of the growth of our customer base and the particular commercialization. During the three-month period ended March 31, 2010 we signed supply contracts with Dorel Juvenile Group, USA, a division of Dorel Industries, Inc. as well as Georgia Pacific’s Dixie Cups and Tableware division. While we have started shipping to Dorel and expect to start shipping to Georgia Pacific in the fourth quarter, sales under these agreements will be dependent on retail market acceptance of the new Dorel and DIXIE products.
Operating Expenses. Operating expenses consist principally of salaries (both cash and non-cash equity-based compensation), professional fees (including legal, accounting, patent-related, government compliance), marketing, rent, research and development and restructuring costs. Salaries include all cash and non-cash compensation and related costs for all principal functions including executive, finance, accounting, production, and human resources. We have incurred certain one-time costs associated with the implementation of our Strategic Restructuring Program, which occurred primarily in the 4th quarter of 2009, however we have also realized reductions in operating expenses across most other operating areas including salaries and wages, rent, research and development and professional fees.
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
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010.
Sales
Gross sales decreased by $245,166 or 43.4% to $319,217 for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. Net sales decreased by $270,749 or 48.3% to $289,828 for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The sales decrease for the period is attributable primarily to the fact that our manufacturing operations were moving from California to Indiana from January 17, 2010, to March 15, 2010. During the course of our moving, our manufacturing operations were temporarily suspended.

Gross Profit
Gross profit decreased by $6,204 from $97,770 to $91,566 for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. As a percentage of net sales, gross profit margin increased from 17.44% for the three months ended March 31, 2009, to 31.59% for the three months ended March 31, 2010. The increase in gross profit is primarily due to cost savings in our Seymour facility as compared to the California facility.
Operating Expenses
Overall, total operating expenses decreased by $705,627 or 31,2%, to $1,556,717 for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The decrease for the period is largely attributable to the adoption of our Strategic Restructuring Program that calls for a focus on product development and marketing and contracting for production. The related reduction of in-house manufacturing capacity and the related workforce resulted in a reduction in salaries and wages for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.
•
Salaries and wages, including stock based compensation, decreased by $593,070 or 54.0%, to $504,505 for the three months ended March 31, 2010 as compared to the three months ended March 30, 2009, largely as a result of the significant reductions in our workforce in 2009 and associated reductions in compensation expense related to the vesting of employee stock options to reflect actual stock option forfeiture rates.

•
Marketing expense increased $115,289, or 72.6%, to $274,094 for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The increase is due primarily to costs associated with stock issued for the termination of an existing marketing agreement on March 23, 2010.

•
Research and Development costs decreased by $80,972, or 57.3% to $60,238 for the three months ended March 31, 2010, compared to the three months ended March 31, 2009 also as a result of an improved focus of our “pipeline process” for technical development and expansion of our resin families and other cost cutting measures.

•
Rent expense decreased by $157,629, or 65.2%, to $84,064 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease for the period resulted for the termination of two leases for 30,000 sq. ft & 25,000 sq. ft. of office and warehouse space during the prior year and the renegotiation of the lease of the Indiana facility.

Net Loss
Net loss decreased by $508,961 to $1,684,594 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This decrease in net loss was a result of reduced operating expenses associated with the downsizing or our workforce related to manufacturing operations, leveraging of our staff resources and, improved processes and cost control and rigorous market and customer selection as well as enhanced gross profit margins.

LIQUIDITY AND CAPITAL RESOURCES
We require working capital to fund our operations, including funds to finance our research and development and expand sales and marketing, to purchase equipment, service indebtedness, satisfy lease obligations and execute on our business plan and growth strategy. Based on our current cash position and to complete the development of our Seymour facility, we will be required to raise additional working capital, either through commercial debt financing or through the issuance of debt or equity securities. There is no assurance that we will be able to obtain additional sources of working capital on commercially reasonable terms when needed, or at all.
We had net unrestricted cash of $1,165,263 at March 31, 2010, compared to net unrestricted cash of $1,305,771 at December 31, 2009. The net decrease in unrestricted cash is attributed principally to the funding of operating activities offset by funds received through successful private placements.
We had positive working capital (the difference between current assets and current liabilities) of $947,071 at March 31,2010, compared to positive working capital of $1,019,741 at December 31, 2009. The decrease of $72,670 in working capital is primarily due to a reduction in accounts receivable and prepaid expenses offset by a reduction in account payable.
During the three months ended March 31, 2010, we used $1,352,601 of cash for operating activities compared to $891,707 used for operating activities during the three months ended March 31,2009. The increase in the use of cash for operating activities was primarily a result of inventory purchases and payment of accounts payable.
Cash used in investing activities during the three months ended March 31, 2010, was $52,603 compared to cash used in investing activities of $5,715 during the three months ended March 31, 2009. The increase is due to costs association with the Indiana facility start-up in 2010.
Cash provided by financing activities during the three months ended March 31, 2010, was $1,246,650 compared to cash provided by financing activities of $449,627, during the three months ended March 31, 2009. These funds are provided by proceeds from private placements of shares of our common stock.
We have incurred a net loss of $1,684,594 for the three months ended March 31, 2010, and $6,072,948 for the year ended December 31, 2008, and have an accumulated deficit of $37,129,562 as of March 31, 2010. Based on our operating plan, our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures and working capital requirements through December 31, 2010 without additional sources of cash.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at March 31, 2010, and the effects such obligations are expected to have on our liquidity and cash flows in our future periods:

	Payments Due by Period
		Less Than	2-3	4-5	More Than
	Total	1 year	Years	Years	5 years
Capitalized lease obligations	$24,797	$15,900	$8,897	$—	$—
Purchase obligations	214,452	214,452	—	—	—
Rental lease obligations	3,241,975	409,737	409,737	409,737	2,012,764
Term loan obligations	20,078	3,203	4,023	4,086	8,766

	$3,501,302	$643,292	$422,657	$413,823	$2,021,530

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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2010, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS
There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on March 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We have issued the following unregistered securities during the three months ended March 31, 2010:
•	We sold 705,000 shares of common stock for net cash proceeds of $1,289,500.
•	On January 4, 2010, we issued 31,250 shares of common stock valued at $125,000 for fees associated with the early termination of a lease.
•	On January 6, 2010, we issued 12,500 shares of common stock valued at $50,000 to a board member for services provided.
All of the offerings and sales above were deemed to be exempt under rule 506 of Regulation D and/or Section 4(2) of the Securities Act, No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, our business associates or our executive officers, and transfers of the securities were restricted by us in accordance with the requirements of the Securities Act. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, were capable of analyzing the merits and risks of their investment, and understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our SEC filings.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

(1)	Filed as an exhibit to the Form SB-2 Registration Statement declared effective on July 5, 2005 and incorporated herein by reference.

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

Date: May 12, 2010	CEREPLAST, INC.
	By:	/s/ Frederic Scheer
Frederic Scheer
Chairman, Chief Executive Officer, Principal Financial Officer and Director