Form 10-Q
period 2010-06-30
Cereplast Inc
filed 2010-08-16
CIK 1324759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
Commission File Number 001-34689
CEREPLAST, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	91-2154289 (I.R.S. Employer Identification No.)

300 N. El Segundo Boulevard, Suite 100 El Segundo, California	90245

(Address of Principal Executive Office)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of August 13, 2010 is 12,882,581.

CEREPLAST, INC.
FORM 10-Q

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “Cereplast” or the “Company” shall refer to Cereplast, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CEREPLAST, INC.
CONSOLIDATED BALANCE SHEETS

	6/30/2010	12/31/2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$5,866,283	$1,305,771
Accounts Receivable, Net	549,751	325,270
Inventory, Net	948,695	847,527
Prepaid Expenses	452,191	215,356

Total Current Assets	7,816,920	2,693,924

Property and Equipment
Property and Equipment	5,471,950	5,416,436
Accumulated Depreciation and Amortization	(1,865,536)	(1,519,714)

Net Property and Equipment	3,606,414	3,896,722

Other Assets
Restricted Cash	42,934	—
Intangibles, Net	179,278	184,039
Deposits	59,222	89,286

Total Other Assets	281,434	273,325

Total Assets	$11,704,768	$6,863,971

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$633,844	$989,927
Other Payables	1,204	1,413
Accrued Expenses	476,065	604,015
Capital Leases, Current Portion	17,594	25,341
Loan Payable, Current Portion	2,758	53,487

Total Current Liabilities	1,131,465	1,674,183

Long-Term Liabilities
Loan Payable	16,875	—
Capital Leases	3,696	8,897

Total Long-Term Liabilities	20,571	8,897

Total Liabilities	1,152,036	1,683,080

Shareholders’ Equity
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares, 0 outstanding	—	—
Common Stock, $0.001 par value; 495,000,000 authorized shares; 12,849,724 shares & 9,825,476 shares issued and outstanding, respectively	12,850	9,825
Additional Paid in Capital	49,364,351	40,578,981
Retained Earnings/(Deficit)	(38,860,821)	(35,444,968)
Other Comprehensive Income	36,352	37,053

Total Shareholders’ Equity	10,552,732	5,180,891

Total Liabilities and Shareholders’ Equity	$11,704,768	$6,863,971

See accompanying notes to consolidated financial statements.

CEREPLAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	6/30/2010	6/30/2009	6/30/2010	6/30/2009

GROSS SALES	$684,431	$900,598	$1,003,648	$1,464,981
Sales Discounts, Returns & Allowances	(37,983)	(4,331)	(67,372)	(8,137)

NET SALES	646,448	896,267	936,276	1,456,844

COST OF SALES	447,237	818,846	645,499	1,281,653

GROSS PROFIT	199,211	77,421	290,777	175,191

OPERATING EXPENSES
Depreciation and Amortization	215,284	136,179	370,396	272,089
Marketing Expense	410,005	92,111	684,099	250,916
Professional Fees	219,779	189,585	362,330	337,884
Rent Expense	112,897	217,247	196,961	458,940
Research and Development	150,929	62,579	211,167	203,789
Salaries & Wages	288,240	387,527	676,437	1,135,847
Salaries & Wages — Stock Based Compensation	108,442	(166,738)	224,750	182,517
Other Operating Expenses	332,059	217,805	668,212	548,639

TOTAL OPERATING EXPENSES	1,837,635	1,136,295	3,394,352	3,390,621

LOSS FROM OPERATIONS BEFORE OTHER INCOME(EXPENSES)	(1,638,424)	(1,058,874)	(3,103,575)	(3,215,430)

OTHER INCOME (EXPENSES)
Gain on Settlement of Shareholder Loan	—	—	—	81,982
Waiver Fee on Settlement of Shareholder Loan	—	—	—	(90,000)
Loss on Sale of Equipment	—	410	—	(25,039)
Restructuring Costs	(92,682)	—	(311,117)	—
Interest Income	459	11,995	576	20,274
Interest Expense	(612)	(2,768)	(1,737)	(14,579)

TOTAL OTHER INCOME (EXPENSES)	(92,835)	9,637	(312,278)	(27,362)

LOSS BEFORE PROVISIONS FOR TAXES	(1,731,259)	(1,049,237)	(3,415,853)	(3,242,792)

Provision for Taxes	—	—	—	—

NET LOSS	(1,731,259)	(1,049,237)	(3,415,853)	(3,242,792)

OTHER COMPREHENSIVE INCOME
Gain (Loss) on Foreign Currency Translation	(18,747)	8,387	(701)	8,648

TOTAL COMPREHENSIVE LOSS	$(1,750,006)	$(1,040,850)	$(3,416,554)	$(3,234,144)

BASIC AND DILUTED LOSS PER SHARE	$(0.15)	$(0.14)	$(0.32)	$(0.43)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	11,264,347	7,727,289	10,570,103	7,503,535

See accompanying notes to consolidated financial statements.

CEREPLAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
(UNAUDITED)

	6/30/2010	6/30/2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,415,853)	$(3,242,792)
Adjustment to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Amortization	370,396	272,089
Reserve for Inventory Obsolescence	—	(54,544)
Allowance for Doubtful Accounts	(6,988)	(1,900)
Loss on Sale of Equipment	—	25,039
Loss on Disposal of Leasehold Improvements Due to Restructuring	11,584	—
Common Stock Issued for Services, Salaries & Wages	871,898	132,677
Gain on Settlement of Shareholder Loan	—	(81,982)
Waiver Fee on Settlement of Shareholder Loan	—	90,000
(Increase) Decrease in:
Accounts Receivable	(217,493)	10,611
Inventory	(101,168)	606,070
Deposits	30,064	3,632
Prepaid Expenses	(236,835)	89,804
Restricted Cash	(42,934)	(380)
Intangibles	—	(19,306)
Increase (Decrease) in:
Accounts Payable	(354,879)	660,167
Accrued Expenses	(129,362)	365,147
Other Payables	—	(23,696)

NET CASH USED IN OPERATING ACTIVITIES	(3,221,570)	(1,169,364)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment, and Intangibles	(86,911)	(6,869)
Proceeds from Sale of Equipment	—	1,558

NET CASH USED IN INVESTING ACTIVITIES	(86,911)	(5,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Leases	(12,948)	(27,901)
Proceeds on Notes Payable	20,524	—
Payments on Term Loan Payable	(54,378)	(3,874)
Proceeds from Issuance of Common Stock and Subscription Receivable, Net of Offering Costs	7,916,496	1,081,001

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,869,694	1,049,226

FOREIGN CURRENCY TRANSLATION	(701)	8,648

NET INCREASE (DECREASE) IN CASH	4,560,512	(116,801)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,305,771	501,699

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,866,283	$384,898

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
During the six months ended June 30, 2010, the Company issued 2,842,642 shares in exchange for net proceeds of $8,025,137 under private placements and sales of shares made pursuant to an effective Registration Statement on Form S-3 (Registration No. 333-166307). During the six months ended June 30, 2009, the Company issued 266,995 shares in exchange for net proceeds of $531,001 under a private placement, 114,207 shares in exchange for net proceeds of $ 300,000 pursuant to a Periodic Equity Investment Agreement, and 125,000 shares in fulfillment of subscription payable of $250,000. During the six months ended June 30, 2010, and June 30, 2009, the company paid $1,125 and $11,712 for interest respectively. No taxes were paid during the six month period ended June 30, 2010 or June 30, 2009.
SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
During the six months ended June 30, 2010, the Company issued 31,250 shares valued at $125,000 for fees associated with an early lease termination, 12,500 shares valued at $50,000 for board member services, 112,552 shares valued at $568,588 for prepaid services and rent , and 22,804 shares valued at $116,310 for employee services. During the six months ended June 30, 2009, the Company issued 73,413 shares valued at $264,607 for services to directors and employees and 237,813 shares valued at $897,313 for prepaid services and debt repayment to third parties. The Company also recognized $(131,930) of expense related to vesting of employee stock options for the same period.
See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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
We are also developing a new technology to transform algae into bioplastics, which we announced in October 2009. We intend to launch Cereplast Algae Plastics™, a new family of algae-based resins that will complement our existing line of Compostables & Hybrid resins.
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
We are a full-service resin solution provider and believe we are uniquely positioned to capitalize on the rapidly increasing demand for sustainable and environmentally friendly alternatives to traditional plastic products.
We primarily conduct our operations through three product families:
•
Cereplast Compostables Resins® are renewable, ecologically-sound substitutes for petroleum-based plastics targeting primarily single-use disposables and packaging applications. We offer 17 commercial grades of Compostables Resins in this product line. These resins are compatible with existing manufacturing processes and equipment, making them a ready substitute for traditional petroleum-based resins. We commercially introduced our Compostables line in November 2006.

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

•
Cereplast Algae Plastics™. In October 2009 we announced that we have been developing a new technology to transform algae into bioplastics and intend to launch a new family of algae-based resins that will complement the company’s existing line of Compostables & Hybrid resins. Although we do not expect this new technology to become commercial before the end of 2010 or early 2011, it remains an important development as we believe that the potential open by algae is quite substantial. We believe that our algae-based resins could replace, in a first step, 50% or more of the petroleum content used in traditional plastic resins. Currently, we are using renewable material such as starches from corn, tapioca, wheat and potatoes and Ingeo® PLA. We believe that algae is a very attractive feedstock as it does offer a low carbon footprint alternative and at the same time could be accessible in very large quantity. We also have a future plan to create algae plastic made of 100% algae component abandoning any reliance on fossils fuels.

As of June 30, 2010, over 300 companies have requested and been provided with samples of our bioplastic resin and 150 customers have purchased resin for trials and testing. Of these, 80 customers have advanced to prototype testing and qualification of more than 135 different product applications. Thirty customers, including Dorel Industries, WNA, Alcoa, Genpak, Innoware, Penley, Solo, Cadaco, Jatco, Dentek, CSI-Cosmolab, Warner Tools, Handgards and Pace Industries, have commercialized and introduced 95 different bioplastic products using our resin. As a result of successful testing and commercial product launches, some of our customers have signed multi-year supply contracts with increasing volume.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, Cereplast International, S.A. and Cereplast Europe, S.A.S. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim financial information of the Company as of June 30, 2010 and for the three and six-month periods ended June 30, 2010 and 2009 is unaudited, and the balance sheet as of December 31, 2009 is derived from audited financial statements. The accompanying consolidated condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2010. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Concentration of Credit Risk
We had unrestricted cash, cash equivalents, and short-term investment, totaling $5,866,283 and $1,305,771 at June 30, 2010, and December 31, 2009, respectively. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of June 30, 2010, all of our investments were held in money market accounts and short-term instruments. We actively monitor changes in interest rates.

Other Concentration
During the six months ended months ended June 30, 2010, we had two significant suppliers that accounted for 24.7% and 25.7%, respectively, of total cost of goods sold and two customers, Dorel Juvenile Group and A. Schulman GMBH, which accounted for 34.8% and 20.5%, respectively, of total sales. No other supplier or customer accounted for more than 10% of cost of sales or sales during this period
Restricted Cash
We had restricted cash in the amount of $42,934 on June 30, 2010, and $0 on December 31, 2009. The restricted cash amount consists of a “Certificate of Deposit” which supports a “Letter of Credit” for a leased facility.
Fair Value of Financial Instruments
The carrying amounts of our financial instruments as of June 30, 2010, which include cash equivalents, accounts receivable, unbilled receivable, accounts payable, accrued expenses, and advances on financing from investors, approximate their fair values due to the short-term nature of these instruments.
Accounts Receivable
We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management performs a review of the receivables past due from customers on a monthly basis and reserves against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was $30,158 and $34,337 as of June 30, 2010, and December 31, 2009, respectively.
Inventories
Inventories are stated at the lower of cost (first-in, first-out basis) or market, and consist primarily of raw materials used in the manufacturing of bioplastic resins, finished bioplastic resins and finished goods. Inventories are reviewed for excess and obsolescence and a reserve is established accordingly. As of June 30, 2010, and December 31, 2009, the inventories are as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)
Raw Materials	$492,094	$344,489
Bioplastic Resins	385,708	355,082
Finished Goods	52,741	76,458
Packaging Materials	15,508	14,978
WIP	2,644	56,250

Total Inventories	$948,695	$847,527

Property and Equipment
Property and equipment are stated at cost, and depreciation is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are between five and seven years. Repairs and maintenance expenditures are charged to expense as incurred. Property and Equipment consist of:

	June 30, 2010	December 31, 2009
	(Unaudited)
Equipment	$5,164,410	$2,518,132
Construction in Progress	—	2,588,904
Furniture & Fixtures	278,696	275,055
Automobile	25,359	—
Leasehold Improvements	3,485	34,345

	5,471,950	5,416,436
Less Accumulated Depreciation	(1,865,536)	(1,519,714)

Net Property and Equipment	$3,606,414	$3,896,722

Intangibles
Intangibles are stated at cost and consist primarily of patents and trademarks. Amortization is computed on the straight-line method over the estimated life of these assets, estimated to be between five and fifteen years.

	June 30, 2010	December 31, 2009
	(Unaudited)
Intangibles	$207,820	$208,304
Less Accumulated Amortization	(28,542)	(24,265)

Net Intangibles	$179,278	$184,039

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
Marketing and Advertising
We expense marketing and advertising costs as incurred. Marketing and advertising costs for the six months ended June 30, 2010, and 2009 were $684,099 and $250,916, respectively.
Research and Development Costs
Research and development costs are charged to expense as incurred. These costs consist primarily of research with respect to new grades of bioplastic resins, testing of both the bioplastic resins as well as testing of finished products made from the bio-based resins. The costs for the six months ended June 30, 2010, and 2009 were $211,167 and $203,789, respectively.
Stock-Based Compensation
Compensation cost for all stock-based awards is measured at fair value on the date of grant and recognized over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method. Adjustments to this expense are made periodically to recognize actual rates of forfeiture which vary significantly from estimates. As of December 31, 2009, all awards were fully vested.
Loss per Share Calculations
Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Our diluted loss per share is the same as the basic loss per share for the three and six months and ended June 30, 2010, and 2009 as inclusion of any potential shares would have had and anti-dilutive effect due to us generating a loss.
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
3. CAPITAL STOCK
Reverse Stock Split
On March 15, 2010, we implemented a reverse spit of our common stock in ratio of one-for-forty. The reverse split was effective at 6:00 a.m. on March 15, 2010. All historical and per share amounts have been adjusted to reflect the reverse stock split.

During the six months ended June 30, 2010, we issued shares of common stock as follows:
•
We issued 2,137,642 shares of common stock for net cash proceeds of $6,733,677, The offer and sale of the Shares were made pursuant to an effective Registration Statement on Form S-3 (Registration No. 333- 166307) initially filed with the Securities and Exchange Commission on April 26, 2010, and amended on May 21, 2010. The Registration Statement was declared effective on May 26, 2010.

•	On January 4, 2010, we issued 31,250 shares of common stock valued at $125,000 for fees associated with the early termination of a lease in California.

•	On January 6, 2010, we issued 12,500 shares of common stock valued at $50,000 to a board member for services provided.

•	On March 31, 2010, we issued 705,000 shares of common stock for gross proceeds of $1,410,000 in a private placement.

•	On April 27, 2010, we issued 91,695 shares of common stock valued at $472,229 for prepaid professional services and rent.

•	On May 7, 2010, we issued 20,857 shares of common stock valued at $96,359 for prepaid public relations and other professional services.

•	On June 30, 2010, we issued 22,804 shares common stock valued at $116,310 for employee services.

Valuation Assumptions for Stock Options
During the year ended December 31, 2007, total stock options granted to employees were 290,625 with estimated total grant-date fair values of $4,481,665. We estimate that stock-based compensation for awards not expected to be exercised is $864,688. We did not issue any stock options to employees during 2009. During the year ended December 31, 2009, we recorded stock-based compensation related to stock options of $273,919. All stock options granted were fully vested as of December 31, 2009.

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

Stock Option Activity
Our board of directors adopted the 2004 Employee Stock Option Plan. Under this Plan, the Board of Directors may issue incentive and non-qualified stock options to our employees. Options granted under the Plangenerally expire at the end of five or ten years and vest in accordance with a vesting schedule determined by our Board of Directors, usually over three years from the grant date. As of December 31, 2009, 334,375 shares are available for future grants under our 2004 Employee Stock Option Plan. We settle stock option exercises with newly issued common shares. The following is a summary of stock option activity (in thousands, except per share data): All stock options are fully vested as of December 31, 2009 and noshares have been issued during the six months ended June 30, 2010.

	2010		2009
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding—beginning of year	73	$0.56	249	$0.56
Granted at fair value	—	—	—	—
Exercised	—	—	—	—
Canceled/forfeited	—	—	(176)	0.56

Outstanding—end of year	73	0.56	73	0.56

Options exercisable at year-end	73	$0.56	73	$0.56

The following tables summarizes information about stock options as of June 30, 2010 and December 31, 2009, (in thousands, except per share data):

	Options Outstanding				Options Exercisable
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic		Exercise	Contract	Intrinsic
Range of Exercise Prices	Shares	Price	Life	Value	Shares	Price	Life	Value
$0.0-$0.56	73	$0.56	4	—	—	$0.56	4	—

All awards are fully vested as of December 31, 2009.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our average stock price of $1.30 and $4.22 during the three months ended June 30, 2010 and the year ended December 31, 2009, and 2008, which would have been received by the option holders had all option holders exercised their options as of that date. Based on the average stock price during the three months ended June 30, 2010 and the year ended December 31, 2009, there were no in-the-money options exercisable as of June 30, 2010 and December 31, 2009..
No options were granted and 0 and 42,351 shares vested during the six months ended June 30, 2010, and the year ended December 31, 2009, respectively. Additionally, no options were exercised during the six months ended June 30, 2010, and the year ended December 31, 2009, and as such no cash was received from employees as a result of any such exercise of stock options.
4. REVOLVING LINE OF CREDIT
The Company has one revolving line of credit guaranteed by our Chief Executive Officer with total availability of $25,000. As of June 30, 2010 and December 31, 2009, the Company did not have any borrowings under the line of credit.
5. LEASES
We currently operate out of two locations in El Segundo, California and Seymour, Indiana. The leases underlying these two facilities are summarized below:
California Facilities — The El Segundo facility consists of 3,634 square feet of corporate office space. The lease commenced on March 1, 2010, for a period of five years at $9,118 per month.
Indiana Facility — The 105,000 square foot Seymour facility is currently used as a distribution facility for our products; construction and installation of our first production line is mechanically completed. The Seymour facility is subject to a lease with monthly rents of $25,000 expiring in January 2018, however the rent agreement has been amended with a substantial rent reduction to $10,000 for the months of January 2010, through December 2010.
6. LOANS PAYABLE
Notes Payable
During the year ended December 31, 2008, the Company issued a promissory note to a vendor for services provided in the amount of $152,648 which bears interest at the rate of 1.5% per month due in full on February 6, 2009. A payment of $65,000 and stock valued at $62,400 was issued to the vendor in December 2009. The remaining balance at December 31, 2009, of $53,487 was paid in January 2010,
On February 11, 2010, the Company signed a promissory note in the amount of $20,359 for the purchase of an automobile. The note bears interest at 7.44% per years and is to be repaid in 60 monthly payment of $411.

7. INCOME TAX
We are subject to U.S. and California income tax. Subject to limited statutory exceptions, we are no longer subject to federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2006. We are not presently liable for any income taxes nor are we undergoing any tax examinations by the Internal Revenue Service. No Deferred Tax Assets and Deferred Tax Liabilities are included in our balance sheets at June, 30, 2010, or December 31, 2009.
Our policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.
8. RELATED PARTY TRANSACTIONS
During the three months ended June 30, 2010, we had no related party transactions.
9. SUBSEQUENT EVENTS
The company has evaluated subsequent events pursuant to ASC 853 and has determined the following event should be disclosed:
On July 7, 2010, 32,857 shares of common stock valued at $108,410 were issued for services rendered and to be rendered for the period of April 2010 to December 2010.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENTS
This Form 10-Q may contain forward-looking statements, as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others, statements concerning the potential benefits that we may experience from our business activities and certain transactions we contemplate or have completed; and statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as believes, expects, anticipates, estimates, “opines, or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:
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

•
Cereplast Algae Plastics™. In October 2009 we announced that we have been developing a new technology to transform algae into bioplastics and intend to launch a new family of algae-based resins that will complement our existing line of Compostables & Hybrid resins. Although we do not expect this new technology to become commercial before the end of 2010 or early 2011, it remains an important development as we believe that the potential open by algae is quite substantial. We believe our algae-based resins could replace, in a first step, 50% or more of the petroleum content used in traditional plastic resins. Currently, we are using renewable material such as starches from corn, tapioca, wheat and potatoes and Ingeo® PLA. Recently the algae production business has attracted a lot of attention when Exxon announced a $600 million investment in Synthetic Genomics and BP’s $10 million investment in Martek Biosciences. We believe that algae is a very attractive feedstock as it does offer a low carbon footprint alternative and at the same time could be accessible in very large quantity. We also have a future plan to create algae plastic made of 100% algae component abandoning any reliance on fossils fuels.

The lead time for customer testing (which, for compostable products, includes the full product lifecycle necessary to receive compostable certifications) of our resins generally ranges from one to three years or more, depending upon the industry, the customer and the specific application. As of June 30, 2010, over 230 companies have requested and have been provided with samples of our bioplastic resin and 150 customers have purchased resin for trials and testing. Of these, 80 customers have advanced to prototype testing and qualification of more than 135 different product applications. Thirty customers, including Dorel Industries, WNA, Alcoa, Genpak, Innoware, Penley, Solo, Cadaco, Jatco, Dentek, CSI-Cosmolab, Warner Tools, Handgards and Pace Industries, have commercialized and introduced 95 different bioplastic products using our resin. As a result of successful testing and commercial product launches, some of our customers have signed multi-year supply contracts with increasing volume.
Trends and Uncertainties that May Impact Future Results of Operations
Global Market and Economic Conditions. Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions since the first half of 2009. For the period ended June 30, 2010, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. In the last half of 2008, concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government provided loan to American International Group Inc. and other federal government interventions in the US credit markets lead to increased market uncertainty and instability in both US and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have contributed to continued volatility of unprecedented levels. These conditions have continued to impair the growth of the Economy in the first six months of 2010.
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

Sales & Operating Expenses
We record sales at the time that we ship our products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. We record sales net of sales discounts and allowances. For the three-month period ended June 30, 2010, we provided price incentives to several customers that entered into multi-year supply contracts for their initial purchase commitments to assist in testing and sample production. In the future, we may offer these incentives on a selected basis as we continue to grow our customer base. The amount of these incentives in the future periods will be a function of the growth of our customer base and the particular commercialization. During the three-month period ended June 30, 2010, we signed supply contracts with Dorel Juvenile Group, USA, a division of Dorel Industries, Inc. as well as Georgia Pacific’s Dixie Cups and Tableware division. While we have started shipping to Dorel and expect to start shipping to Georgia Pacific in the fourth quarter, sales under these agreements will be dependent on retail market acceptance of the new Dorel and DIXIE products.
Operating Expenses. Operating expenses consist principally of salaries (both cash and non-cash equity-based compensation), professional fees (including legal, accounting, patent-related, government compliance), marketing, rent, research and development and restructuring costs. Salaries include all cash and non-cash compensation and related costs for all principal functions including executive, finance, accounting, production, and human resources. We expect to incur certain one-time costs associated with the implementation of our Strategic Restructuring Program. These expenses have been incurred primarily in the 4th quarter of 2009 however some of these Restructuring expenses were carried over during the first six months of 2010. The implementation have lead to reduction in operating expenses across all most other operating areas including salaries and wages, rent, research and development and professional fees.
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
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009
Sales
Gross sales decreased by $216,167 or 24.0% to $684,431 for the three months ended June 30, 2010, compared to the three months ended June 30, 2009. Net sales decreased by $249,819 or 27.9% to $646,448 for the three months ended June 30, 2010, compared to the three months ended June 30, 2009. The sales decrease for the period is due primarily to the start up operations and technical qualification by clients of the new Seymour plant and the general economic downturn. The reduction in orders from existing customers was partially offset by sales to new and significant customers under long-term contracts, including Dorel Juvenile Group and Georgia-Pacific. Management believes that the full benefit of these new sales contracts will be reflected in the second half of 2010.

Gross Profit
Gross profit increased by $121,790 or 157.3% from $77,421 to $199,211 for the three months ended June 30, 2010, compared to the three months ended June 30, 2009. As a percentage of net sales, gross profit margin increased from 8.6% for the three months ended June 30, 2009, to 30.8% for the three months ended June 30, 2010. The increase in gross margin is attributable primarily to operating efficiencies at our new Seymour, Indian facility and the lower cost of doing business in Indiana as compared to California.
Operating Expenses
Overall, total operating expenses increased by $701,340, or 61.7%, to $1,837,635 for the three months ended June 30, 2010, compared to the three months ended June 30, 2009. The increase for the period is largely attributable an increase of $79,105 in depreciation expense due primarily to our new facility in Seymour, Indiana, an increase of marketing expense of $317,894 due primarily to an increase in costs related to Nasdaq listing, increase in marketing staff, an increase in prepaid marketing agreements, and an increase of $175,893 in salaries and wages largely as a result of the significant reductions in our workforce in 2009 and associated reductions in compensation expense related to the vesting of employee stock options to reflect actual stock option forfeiture.
•
Salaries and wages, including stock based compensation increased by $175,893, or 79.7%, to $396,682 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, largely as a result of the significant reductions in our workforce in 2009 and associated reductions in compensation expense related to the vesting of employee stock options to reflect actual stock option forfeiture rates.

•
Marketing expense increased by $317,984, or 345.1%, to $410,005 for the three months ended June 30, 2010, compared to the three months ended June 30, 2009. The increase for the period is due primarily to an increase in sales and marketing staff in expectation of future growth and costs associated with prepaid marketing agreements.

•
Research and Development costs increased in by $88,350, or 141.2% to $150,929 for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, due primarily to an increase in research and development activities and the cost associated with inventory used for testing purposes at the facilities of potential customers.

•
Rent expense decreased by $104,350, or 48.0%, to $112,897 for the three months ended June 30, 2010, compared to the three months ended June 30, 2009. The decrease for the period was primarily due to the termination of two leases for 30,000 sq. ft and 25,000 sq. ft. of office and warehouse space during the prior year and the renegotiation of the lease of our Indiana facility offset by the new lease for office space in El Segundo, California.

Net Loss
Net loss increased by $682,022, or 65.0%, to $1,731,259 for the three months ended June 30, 2010, compared to the three months ended June 30, 2009. This increase is due primarily to the increase in operating expense as discussed above and $92,682 for restructuring costs associated with the move of the manufacturing facility to Indiana, offset by a $121,790, or 22.2% increase in the gross profit margin.
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009
Sales
Gross sales decreased by $461,333 or 31.49% to $1,003,648 for the six months ended June 30, 2010, compared to the six months ended June 30, 2009. Net sales decreased by $520,568 or 35.73% to $936,276 for the six months ended June 30, 2010, compared to the six months ended June 30, 2009. The sales decrease for the period is attributable primarily to the fact that our manufacturing operations were relocated from California to Indiana from January 17, 2010, to March 15, 2010. During the course of our moving, our manufacturing operations were temporarily suspended.

Gross Profit
Gross profit increased by $115,586 from $175,191 to $290,777 for the six months ended June 30, 2010, compared to the six months ended June 31, 2009. As a percentage of net sales, gross profit margin increased from 12.03% for the six months ended June 30, 2009, to 31.1% for the six months ended June 30, 2010. The increase in gross profit is primarily due to cost savings achieved as a result of our relocation of our manufacturing operations to Indiana compared to the California facility and increased production efficiencies.
Operating Expenses
Overall, total operating expenses increased by $3,731 or 0.1% , to $3,394,352 for the six months ended June 30, 2010, compared to the six months ended June 30, 2009. The increase for the period is largely attributable to the decrease in rent expense and salaries and wages offset by an increase in depreciation expense due to the new Seymour facility, and an increase in other expenses.
•
Salaries and wages, including stock based compensation, decreased by $417,177 or 31.6%, to $901,187 for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, largely as a result of the significant reductions in our workforce in 2009 and associated reductions in compensation expense related to the vesting of employee stock options. All stock options were fully vested as of December 31, 2009.

•
Marketing expense increased $433,183, or 172.6%, to $684,099 for the six months ended June 30, 2010, compared to the six months ended June 30, 2009. The increase is due primarily to costs associated with prepaid marketing agreements and the addition of new sales and marketing employees.

•
Research and Development costs increased slightly by $7,378, or 3.6% to $211,167 for the six months ended June 30, 2010, compared to the six months ended June 30, 2009 as a result of a continued focus of our “pipeline process” for technical development and expansion of our resin families and other cost cutting measures.

•
Rent expense decreased by $261,979 or 57.19%, to $196,961 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease for the period resulted for the termination of two leases for 30,000 sq. ft and 25,000 sq. ft. of office and warehouse space during the prior year and the renegotiation of the lease of our Indiana facility.

Net Loss
Net loss increased by $173,061 to $3,415,853 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This increase in net loss is primarily the result of restructuring costs of $311,117 associated with the moved of the manufacturing operation for California to Indiana.
LIQUIDITY AND CAPITAL RESOURCES
We require working capital to fund our operations, including funds to finance our research and development and expand sales and marketing, to purchase equipment, service indebtedness, satisfy lease obligations and execute on our business plan and growth strategy. Based on our current cash position, we believe we have sufficient resources to last at least until the end of the 2010.

We had net unrestricted cash of $5,866,283 at June 30, 2010, compared to net unrestricted cash of $1,305,771 at December 31, 2009. The net increase in unrestricted cash is attributed principally to funds received through the issuance and sale of shares of our common stock.
We had positive working capital (the difference between current assets and current liabilities) of $6,685,455 at June 30, 2010, compared to positive working capital of $1,019,741 at December 31, 2009. The increase of $5,665,914 in working capital is primarily due funds raised through stock sales.
During the six months ended June 30, 2010, we used $3,221,570 of cash for operating activities compared to $1,169,364 used for operating activities during the six months ended June 30, 2009. The increase in the use of cash for operating activities was primarily a result of and increase in accounts receivable, inventory purchases and payment of accounts payable and accrued expenses.
Cash used in investing activities during the six months ended June 30, 2010, was $86,911 compared to cash used in investing activities of $5,311 during the six months ended June 30, 2009. The increase is due to costs associated with the start-up of our Indiana facility in 2010.
Cash provided by financing activities during the six months ended June 30, 2010, was $7,869,694 compared to cash provided by financing activities of $1,049,226, during the six months ended June 30, 2009. These funds are provided primarily by proceeds from the sale of shares of our common stock. .
We have incurred a net loss of $3,415,853 for the six months ended June 30, 2010, and $6,072,948 for the year ended December 31, 2009, and have an accumulated deficit of $38,860,821 as of June 30, 2010.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at June 30, 2010, and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
		Less Than	2-3	4-5	More Than
	Total	1 year	Years	Years	5 years
Capitalized lease obligations	$21,290	$17,594	$3,696	$—	$—
Purchase obligations	212,192	212,192	—	—	—
Rental lease obligations	3,126,966	409,898	409,898	409,898	1,897,272
Term loan obligations	19,633	2,758	4,023	4,086	8,766

	$3,380,081	$642,442	$417,617	$413,984	$1,906,038

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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2010, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on March 31, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We have issued the following unregistered securities during the six months ended June 30, 2010:
•	On January 4, 2010, we issued 31,250 shares of common stock valued at $125,000 for fees associated with the early termination of a lease in California.
•	On January 6, 2010, we issued 12,500 shares of common stock valued at $50,000 to a board member for services provided.

•	On March 31, 2010, we issued 705,000 shares of common stock for gross proceeds of $1,410,000 in a private placement.

•	On April 27, 2010, we issued 91,695 shares of common stock valued at $472,229 for prepaid professional services and rent.

•	On May 7, 2010, we issued 20,857 shares of common stock valued at $96,359 for prepaid public relations and other professional services.

•	On June 30,2010, we issued 22,804 shares common stock valued at $116,310 for employee services.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION
Effective August 16, 2010, Mrs. Heather Sheehan, CPA, was appointed as Senior Vice-President and Chief Financial Officer of the Company. Mrs. Sheehan has over 20 years experience in leading finance teams in international markets over a broad range of industries. Before joining Cereplast in 2008 as Chief Accounting Officer through mid-2009, Mrs. Sheehan served as Chief Financial Officer at Exemplis Corporation, a privately held manufacturer of office seating products, from 2005 through 2007. From 2003 through 2005, Mrs. Sheehan served as Controller of International Rectifier Corp., a publicly traded global manufacturer of high technology power management products. Mrs. Sheehan has held various senior international treasury, financial planning and accounting roles at ConAgra Inc. (NYSE), and Trans Mountain Pipe Line Co. Previously, Mrs. Sheehan spent 7 years with the audit practice of PriceWaterhouseCoopers in Canada and the United Kingdom. Mrs. Sheehan is a Certified Public Accountant (USA), a Chartered Accountant (Canada), and holds a Bachelor of Business Administration degree from Simon Fraser University (Vancouver, Canada).
Also effective August 16, 2010, we entered into an employment agreement with Heather Sheehan pursuant to which Mrs. Sheehan will serve as our Senior Vice-President and Chief Financial Officer. The agreement is for a term of 2 years, unless earlier terminated, as provided in the Agreement. The agreement provides for an initial base salary of $180,000, which shall increase to $215,000 upon the Company reaching operating cash flow breakeven point and further increased to $250,000 when the Company declares a profit of more than $100,000 for a single quarter. Mrs. Sheehan will also be eligible for an annual bonus upon the achievement of certain goals and performance as established by the Company’s CEO. However, a bonus shall be payable only when the Company reaches cash flow breakeven point. Pursuant to the terms of the agreement, Mrs. Sheehan shall be paid 12 months base salary and the cash portion of the bonus, if her employment is terminated without “good cause” (as defined in the Agreement) or if Mrs. Sheehan’s employment is forced to resign for “good reason”, (as defined in the Agreement). The agreement provides for the grant of $75,000 in restricted stock, which shall become vested simultaneously with the commencement of Mrs. Sheehan’s employment with the Company and an additional grant of $20,000 in Stock, 50% of which shall become vested immediately and 50% shall become vested on the sixth month anniversary of Mrs. Sheehan’s employment with the Company.
ITEM 6. EXHIBITS

Exhibit
Number	Description
4.1	Form of Warrant issued in connection with the Securities Purchase Agreement dated June 9, 2010 entered into between Cereplast, Inc. and each investor in the offering. (Incorporated by reference to the Company’s Form 8-K filed on June 15, 2010)

4.2	Form of Placement Agent Warrant (Incorporated by reference to the Company’s Form 8-K filed on June 15, 2010)

10.1	Form of Securities Purchase Agreement, dated June 9, 2010, entered into between Cereplast, Inc. and each investor in the offering. (Incorporated by reference to the Company’s Form 8-K filed on June 15, 2010)

10.2	Placement Agent Agreement between Cereplast, Inc. and Ladenburg Thalmann & Co. Inc. (Incorporated by reference to the Company’s Form 8-K filed on June 15, 2010)

10.3	Employment agreement between Heather Sheehan and Cereplast, Inc. dated August 16, 2010. (filed herewith)

31.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith) ***

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

Date: August 16, 2010	CEREPLAST, INC.
	By:	/S/ Frederic Scheer
Frederic Scheer
Chairman, Chief Executive Officer and Director (Principal Executive Officer/ Principal Financial Officer)