Form 10-Q
period 2010-09-30
Cereplast Inc
filed 2010-11-15
CIK 1324759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
Commission File Number 001-34689
CEREPLAST, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-2154289
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 N. Continental Boulevard, Suite 100 El Segundo, California	90245
(Address of Principal Executive Office)	(Zip Code)
(310) 615-1900
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of November 12, 2010 is 12,992,196.

CEREPLAST, INC.
FORM 10-Q

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “Cereplast” or the “Company” shall refer to Cereplast, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CEREPLAST, INC.
CONSOLIDATED BALANCE SHEETS

	9/30/2010	12/31/2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$3,313,920	$1,305,771
Accounts Receivable, Net	1,555,529	325,270
Inventory, Net	1,057,344	847,527
Prepaid Expenses	123,420	215,356

Total Current Assets	6,050,213	2,693,924

Property and Equipment
Property and Equipment	5,565,033	5,416,436
Accumulated Depreciation and Amortization	(2,081,144)	(1,519,714)

Net Property and Equipment	3,483,889	3,896,722

Other Assets
Restricted Cash	42,934	—
Intangibles, Net	177,363	184,039
Deposits	33,665	89,286

Total Other Assets	253,962	273,325

Total Assets	$9,788,064	$6,863,971

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$674,924	$989,927
Other Payables	810	1,413
Accrued Expenses	662,420	604,015
Capital Leases, Current Portion	10,072	25,341
Loan Payable, Current Portion	8,179	53,487

Total Current Liabilities	1,356,405	1,674,183

Long-Term Liabilities
Loan Payable	6,537	—
Capital Leases	1,262	8,897

Total Long-Term Liabilities	7,799	8,897

Total Liabilities	1,364,204	1,683,080

Shareholders’ Equity
Preferred Stock, $0.001 par value; 5,000,000 authorized preferred shares, 0 outstanding	—	—
Common Stock, $0.001 par value; 495,000,000 authorized shares; 12,966,015 shares & 9,825,476 shares issued and outstanding, respectively	12,966	9,825
Additional Paid in Capital	49,415,766	40,578,981
Retained Earnings/(Deficit)	(41,093,661)	(35,444,968)
Other Comprehensive Income	88,789	37,053

Total Shareholders’ Equity	8,423,860	5,180,891

Total Liabilities and Shareholders’ Equity	$9,788,064	$6,863,971

See accompanying notes to consolidated financial statements.

CEREPLAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	9/30/2010	9/30/2009	9/30/2010	9/30/2009

GROSS SALES	$1,515,296	$683,974	$2,518,944	$2,148,955
Sales Discounts, Returns & Allowances	(2,517)	(3,010)	(69,889)	(11,147)

NET SALES	1,512,779	680,964	2,449,055	2,137,808

COST OF SALES	1,132,247	577,217	1,777,746	1,858,870

GROSS PROFIT	380,532	103,747	671,309	278,938

OPERATING EXPENSES
Depreciation and Amortization	217,998	136,188	588,394	408,277
Marketing Expense	497,565	59,434	1,181,664	310,350
Professional Fees	268,207	195,823	630,537	533,707
Rent Expense	120,276	51,027	317,237	509,969
Research and Development	108,759	54,183	319,926	257,972
Salaries & Wages	567,138	277,949	1,243,575	1,413,796
Salaries & Wages — Stock Based Compensation	147,509	(199,841)	372,259	(17,324)
Other Operating Expenses	411,930	383,316	1,080,142	939,972

TOTAL OPERATING EXPENSES	2,339,382	958,079	5,733,734	4,356,719

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(1,958,850)	(854,332)	(5,062,425)	(4,077,781)

OTHER INCOME (EXPENSES)
Restructuring Charges	(275,002)	—	(586,119)	—
Loss on Sale of Equipment	—	(129,627)	—	(154,666)
Interest Income	1,170	621	1,746	20,895
Interest Expense	(158)	(5,900)	(1,895)	(20,478)

TOTAL OTHER INCOME (EXPENSES)	(273,990)	(134,906)	(586,268)	(154,249)

LOSS BEFORE PROVISIONS FOR TAXES	(2,232,840)	(989,238)	(5,648,693)	(4,232,030)

Provision for Taxes	—	—	—	—

NET LOSS	(2,232,840)	(989,238)	(5,648,693)	(4,232,030)

OTHER COMPREHENSIVE INCOME
Gain (loss) on Foreign Currency Translation	52,437	5,134	51,736	13,780

TOTAL COMPREHENSIVE LOSS	$(2,180,403)	$(984,104)	$(5,596,957)	$(4,218,250)

BASIC AND DILUTED LOSS PER SHARE	$(0.17)	$(0.12)	$(0.49)	$(0.54)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	12,925,482	8,329,132	11,400,371	7,781,758

See accompanying notes to consolidated financial statements.

CEREPLAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
(UNAUDITED)

	9/30/2010	9/30/2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,648,693)	$(4,232,030)
Adjustment to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Amortization	588,394	408,277
Reserve for Inventory Obsolescence	—	(96,041)
Allowance for Doubtful Accounts	32,901	12,727
Loss on Sale of Equipment	—	154,666
Loss on Disposal of Leasehold Improvements Due to Restructuring	15,069	—
Common Stock Issued for Services, Salaries & Wages	1,332,990	(103,775)
(Increase) Decrease in:
Accounts Receivable	(1,263,159)	(20,093)
Inventory	(209,817)	876,682
Deposits	55,621	3,632
Prepaid Expenses	91,936	350,081
Restricted Cash	(42,934)	48,628
Intangibles	331	(19,445)
Increase (Decrease) in:
Accounts Payable	(315,005)	497,593
Accrued Expenses	57,802	200,656
Other Payables	—	(32,194)

NET CASH USED IN OPERATING ACTIVITIES	(5,304,564)	(1,950,636)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment, and Intangibles	(184,285)	(13,738)
Proceeds from Sale of Equipment	—	3,693

NET CASH USED IN INVESTING ACTIVITIES	(184,285)	(10,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Leases	(22,904)	(40,336)
Payments from Notes Payable	(59,295)	(3,874)
Proceeds on Notes Payable	20,524	—
Proceeds from Issuance of Common Stock and Subscription Receivable, Net of Offering Costs	7,506,937	1,899,421

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,445,262	1,855,211

FOREIGN CURRENCY TRANSLATION	51,736	13,780

NET INCREASE (DECREASE) IN CASH	2,008,149	(91,690)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,305,771	501,699

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,313,920	$410,009

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
During the nine months ended September 30, 2010, the Company issued 2,842,642 shares in exchange for net proceeds of $7,506,937 under private placements and sales of shares made pursuant to an effective Registration Statement on Form S-3 (Registration No. 333-166307). During the nine months ended September 30, 2009, the Company issued 833,170 shares in exchange for gross proceeds of $1,666,341 under a private placement, 114,207 shares in exchange for net proceeds of $300,000 pursuant to a Periodic Equity Investment Agreement, and 125,000 shares in fulfillment of subscriptions payable of $250,000. During the nine months ended September 30, 2010, and September 30, 2009, the company paid $1,845 and $17,613 for interest respectively. No taxes were paid during the nine month periods ended September 30, 2010 and September 30, 2009.
SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
During the nine months ended September 30, 2010, the Company issued 31,250 shares valued at $125,000 for fees associated with an early lease termination, 12,500 shares valued at $50,000 for board member services, 151,302 shares valued at $770,088 for professional services and rent and 78,605 shares valued at $300,899 for employee services. In addition, during this period, 20,162 shares valued at $75,002 were issued pursuant to a settlement agreement. During the nine months ended September 30, 2009, the Company issued 95,306 shares valued at $395,960 for services to directors and employees and 289,840 shares valued at $1,176,180 for prepaid services and debt repayment to third parties. The Company also recognized $499,735 of expense related to vesting of employee stock options for the same period.
See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
1. ORGANIZATION AND LINE OF BUSINESS
Organization
We were incorporated on September 29, 2001 in the State of Nevada under the name Biocorp North America Inc. On March 18, 2005, we filed an amendment to our certificate of incorporation to change our name to Cereplast, Inc.
Line of Business
We are an early stage industrial specialty company focused on developing bio-based alternatives to petroleum based plastics. We have developed and are commercializing proprietary bio-based resins through two complementary product families: (i) Cereplast Compostables® Resins which are renewable ecologically sound substitute for petroleum-based plastics and (ii) Cereplast Hybrid Resins®, which replace up to 50% of the petroleum-based content of traditional plastics with materials from renewable resources. Our resins aim to be competitively priced compared to petroleum-based plastic resins and can be converted into finished products using conventional manufacturing equipment without significant additional capital investment by downstream converters.
We have developed various technological platforms around different feedstock and biopolymers. In October, 2009 we announced that we intended to use algae biomass as a new feedstock for a new family of resin; Cereplast Algae Plastics™, that will complement our existing line of Compostables & Hybrid resins. We intend to have the very first commercial applications released before the end of 2010.
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

•
Cereplast Algae Plastics™. In October 2009 we announced that we have been developing a new technology to transform algae into bioplastics and intend to launch a new family of algae-based resins that will complement the company’s existing line of Compostables & Hybrid resins. Although we do not expect this new technology to become commercial until the end of 2010, it remains an important development as we believe that the potential open by algae is quite substantial. We believe that our algae-based resins could replace, in a first step, 50% or more of the petroleum content used in traditional plastic resins. Currently, we are using renewable material such as starches from corn, tapioca, wheat and potatoes and Ingeo® PLA and we are exploring additional biopolymers as they come to market. We believe that algae is a very attractive feedstock as it does offer a low carbon footprint alternative and at the same time could be accessible in very large quantity. We also have a future plan to create algae plastic made of 100% algae component abandoning any reliance on fossils fuels.

As of September 30, 2010, over 500 companies have requested and been provided with samples of our bioplastic resin and 180 customers have purchased resin for trials and testing. Of these, 125 customers have advanced to prototype testing and qualification of more than 160 different product applications. Forty two customers within the food packaging and service ware, consumer durables, cosmetics, gift card markets in the Americas and Europe, including Dorel Industries, WNA, Alcoa, Innoware, Penley, Solo, Cadaco, Jatco, Dentek, CSI-Cosmolab, Warner Tools, Sezersan Ambalaj, RI.ME. Masterbatch, Handgards and Pace Industries, have commercialized and introduced 97 different bioplastic products using our resin. As a result of successful testing and commercial product launches, some of our customers have signed multi-year supply contracts with increasing volume.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiary, Cereplast International, S.A. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim financial information of the Company as of September 30, 2010 and for the three and nine month periods ended September 30, 2010, and 2009 is unaudited, and the balance sheet as of December 31, 2009 is derived from audited financial statements. The accompanying consolidated condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2010. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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

Concentration of Credit Risk
We had unrestricted cash, cash equivalents, and short-term investment, totaling $3,313,920 and $1,305,771 at September 30, 2010 and December 31, 2009, respectively. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit and to actively monitor changes in interest rates. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of September 30, 2010, all of our investments were held in money market accounts and short-term instruments.
Other Concentration
During the nine months ended months ended September 30, 2010, we had two significant suppliers that accounted for 20.6% and 36.6%, respectively, of total cost of goods sold.
Restricted Cash
We had restricted cash in the amount of $42,934 on September 30, 2010, and $0 on December 31, 2009. The restricted cash amount consists of a “Certificate of Deposit” which supports a “Letter of Credit” for a leased facility.
Fair Value of Financial Instruments
The carrying amounts of our financial instruments as of September 30, 2010, which include cash equivalents, accounts receivable, unbilled receivable, accounts payable, accrued expenses, and advances on financing from investors, approximate their fair values due to the short-term nature of these instruments.
Accounts Receivable
We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management performs a review of the receivables past due from customers on a monthly basis and reserves against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was $56,226 and $34,337 as of September 30, 2010, and December 31, 2009, respectively.
Inventories
Inventories are stated at the lower of cost (first-in, first-out basis) or market, and consist primarily of raw materials used in the manufacturing of bioplastic resins, finished bioplastic resins and finished goods. Inventories are reviewed for excess and obsolescence and a reserve is established accordingly. As of September 30, 2010, and December 31, 2009, the inventories are as follows:

	September 30,2010	December 31, 2009
	(Unaudited)
Raw Materials	$497,030	$344,489
Bioplastic Resins	458,186	355,082
Finished Goods	47,222	76,458
Packaging Materials	16,021	14,978
WIP	38,885	56,250

Total Inventories	$1,057,344	$847,527

Property and Equipment
Property and equipment are stated at cost, and depreciation is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are between five and seven years. Repairs and maintenance expenditures are charged to expense as incurred. Property and Equipment consist of:

	September 30, 2010	December 31, 2009
	(Unaudited)
Equipment	$5,152,733	$2,518,132
Construction in Progress	108,245	2,588,904
Furniture & Fixtures	278,696	275,055
Automobile	25,359	—
Leasehold Improvements	—	34,345

	5,565,033	5,416,436
Less Accumulated Depreciation	(2,081,144)	(1,519,714)

Net Property and Equipment	$3,483,889	$3,896,722

Intangibles
Intangibles are stated at cost and consist primarily of patents and trademarks. Amortization is computed on the straight-line method over the estimated life of these assets, estimated to be between five and fifteen years.

	September 30, 2010	December 31, 2009
	(Unaudited)
Intangibles	$208,139	$208,304
Less Accumulated Amortization	(30,776)	(24,265)

Net Intangibles	$177,363	$184,039

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
Marketing and Advertising
We expense marketing and advertising costs as incurred. Marketing and advertising costs for the three months ended September 30, 2010, and 2009 were $497,565 and $59,434, respectively.
Research and Development Costs
Research and development costs are charged to expense as incurred. These costs consist primarily of research with respect to new grades of bioplastic resins, testing of both the bioplastic resins as well as testing of finished products made from the bio-based resins and wages paid to R&D personnel. The costs for the three months ended September 30, 2010, and 2009 were $108,759 and $54,183, respectively.
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
Loss per Share Calculations
Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Our diluted loss per share is the same as the basic loss per share for the three and three months and ended September 30, 2010 and 2009 as inclusion of any potential shares would have had and anti-dilutive effect due to us generating a loss.
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
Comparative Figures
Certain of the prior year figures have been reclassified to conform to the presentation adopted in the current year.

3. CAPITAL STOCK
Reverse Stock Split
On March 15, 2010, we implemented a reverse split of our common stock in ratio of one-for-forty. The reverse split was effective at 6:00 a.m. on March 15, 2010. All historical and per share amounts have been adjusted to reflect the reverse stock split.
During the three months ended September 30, 2010, we issued shares of common stock as follows:
•	On July 29, 2010, we issued 32,361 shares common stock valued at $108,409 for employee services.
•	On September 2, 2010 we issued 20,162 shares of common stock valued at $75,002 pursuant to a settlement agreement.
•	On September 2, 2010, we issued 23,440 shares of common stock valued at $76,180 for employee services.
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

Stock Option Activity
Our board of directors adopted the 2004 Employee Stock Option Plan. Under this Plan, the Board of Directors may issue incentive and non-qualified stock options to our employees. Options granted under the Plan generally expire at the end of five or ten years and vest in accordance with a vesting schedule determined by our Board of Directors, usually over three years from the grant date. As of December 31, 2009 334,375 shares are available for future grants under our 2004 Employee Stock Option Plan. We settle stock option exercises with newly issued common shares. The following is a summary of stock option activity (in thousands, except per share data): All stock options are fully vested as of December 31, 2009.

	2010		2009
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding—beginning of year	73	$22.40	249	$22.40
Granted at fair value	—	—	—	—
Exercised	—	—	—	—
Canceled/forfeited	—	—	(176)	22.40

Outstanding—end of year	73	22.40	73	22.40

Options exercisable at year-end	73	$22.40	73	$22.40

The following table summarizes information about stock options as of September 30, 2010, (in thousands, except per share data):

	Options Outstanding				Options Exercisable
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
Range of Exercise		Exercise	Contract	Intrinsic		Exercise	Contract	Intrinsic
Prices	Shares	Price	Life	Value	Shares	Price	Life	Value
$0.0-$22.40	73	$22.40	4.18	—	73	$22.40	4.18	—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $3.18 as at September 30, 2010 which would have been received by the option holders had all option holders exercised their options as of that date. Based on the closing stock price at September 30, 2010, there were no in-the-money options exercisable as of September 30, 2010.
No options were granted and 42,351 shares vested during the year ended December 31, 2009. Additionally, no options were exercised during the nine months ended September 30, 2010, and the year ended December 31, 2009, and as such no cash was received from employees as a result of any such exercise of stock options.
4. REVOLVING LINE OF CREDIT
The Company has one revolving line of credit guaranteed by our Chief Executive Officer with total availability of $25,000. As of September 30, 2010 and December 31, 2009, the Company did not have any borrowings under the line of credit.
5. LEASES
We currently operate out of two locations in El Segundo, California and Seymour, Indiana. The leases underlying these two facilities are summarized below:
California Facilities — The El Segundo facility consists of 3,634 square feet of corporate office space. The lease commenced on March 1, 2010, for a period of five years at $9,118 per month.
Indiana Facility — The 105,000 square foot Seymour facility is currently used as a manufacturing and distribution facility for our products. The Seymour facility is subject to a lease with monthly rents of $25,000 expiring in January 2018.

6. LOANS PAYABLE
Notes Payable
During the year ended December 31, 2008, the Company issued a promissory note to a vendor for services provided. The balance at December 31, 2009 of $53,487 was paid in January 2010.
On February 11, 2010 the Company signed a promissory note in the amount of $20,359 for the purchase of an automobile. The note bears interest at 7.69% per year and is to be repaid in 60 monthly payments of $411.
7. MAJOR CUSTOMERS AND FOREIGN SALES
During the nine months ended September 30, 2010 we had two customers, RI.ME. Masterbatch S.r.l. and Dorel Juvenile Group, a Division of Dorel Industries, Inc., that accounted for 43.7% and 30.6%, respectively, of total sales. No other supplier or customer accounted for more than 10% of cost of sales or sales during this period.
Our gross sales were made up of sales to customers in the following geographic regions:

	Nine months ended
	September 30,2010	September 30,2009
	(Unaudited)	(Unaudited)
North America	$1,139,162	$1,984,831
International	1,379,782	164,124

Gross sales	$2,518,944	$2,148,955

8. INCOME TAX
We are subject to U.S. and California income tax. Subject to limited statutory exceptions, we are no longer subject to federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2006. We are not presently liable for any income taxes nor are we undergoing any tax examinations by the Internal Revenue Service. No Deferred Tax Assets and Deferred Tax Liabilities are included in our balance sheets at September 30, 2010 or December 31, 2009.
Our policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.
9. SUBSEQUENT EVENTS
The company has evaluated subsequent events pursuant to ASC 855 and has determined the following event should be disclosed:
On November 4, 2010, 26,181 shares of common stock valued at $73,830 were issued to employees for services rendered during the three month period ended September, 30, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENTS
This Form 10-Q may contain forward-looking statements, as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others, statements concerning the potential benefits that we may experience from our business activities and certain transactions we contemplate or have completed; and statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as believes, expects, anticipates, estimates, “opines, or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:
•	inability to raise sufficient additional capital to finance operations;

•	potential fluctuation in quarterly results;

•	our failure to earn profits;

•	inadequate capital to expand our business, inability to raise additional capital or financing to implement our business plans;

•	inability to source raw materials in sufficient quantities to support growth in customer demand;

•	decline in demand for our products and services;

•	rapid and significant changes in markets and other factors that encourage use of bioplastics;

•	failure to commercialize new grades of resin being pursued in our technical / market development “pipeline”;

•	competitor actions that curtail our market share, negatively affect pricing or limit sales growth;

•	litigation with or legal claims and allegations by outside parties;

•	insufficient revenues to cover operating costs;
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

•
Cereplast Hybrid® Resins replace up to 50% of the petroleum content in conventional plastics with bio-based materials such as industrial starches sourced from plants. The Hybrid Resin line is designed to offer similar properties to traditional polyolefins such as impact strength and heat deflection temperature, and is compatible with existing converter processes and equipment. Hybrid Resins provide a viable alternative for brand owners and converters looking to partially replace petroleum-based resins in durable goods applications. Hybrid Resins address this need in a wide range of markets, including automotive, consumer goods, consumer electronics, medical, packaging, and construction. We commercially introduced our first grade of Hybrid Resin, Hybrid 150, at the end of 2007. We currently offer two commercial grades in this product line.

•
Cereplast Algae Plastics™. In October 2009 we announced that we have been developing a new technology to transform algae into bioplastics and intend to launch a new family of algae-based resins that will complement our existing line of Compostables & Hybrid resins. Although we do not expect this new technology to become commercial until the end of 2010, it remains an important development as we believe that the potential open by algae is quite substantial. We believe our algae-based resins could replace, in a first step, 50% or more of the petroleum content used in traditional plastic resins. Currently, we are using renewable material such as starches from corn, tapioca, wheat and potatoes and Ingeo® PLA and we are exploring additional biopolymers as they come to market. Recently the algae production business has attracted a lot of attention when Exxon announced a $600 million investment in Synthetic Genomics and BP’s $10 million investment in Martek Biosciences. We believe that algae is a very attractive feedstock as it does offer a low carbon footprint alternative and at the same time could be accessible in very large quantity. We also have a future plan to create algae plastic made of 100% algae component abandoning any reliance on fossils fuels.

The lead time for customer testing (which, for compostable products, includes the full product lifecycle necessary to receive compostable certifications) of our resins generally ranges from one to three years or more, depending upon the industry, the customer and the specific application. As of September 30, 2010, over 500 companies have requested and been provided with samples of our bioplastic resin and 180 customers have purchased resin for trials and testing. Of these, 125 customers have advanced to prototype testing and qualification of more than 160 different product applications. Forty two customers within the food packaging and service ware, consumer durables, cosmetics, gift card markets in the Americas and Europe, including Dorel Industries, WNA, Alcoa, Innoware, Penley, Solo, Cadaco, Jatco, Dentek, CSI-Cosmolab, Warner Tools, Sezersan Ambalaj, RI.ME. Masterbatch, Handgards and Pace Industries, have commercialized and introduced 97 different bioplastic products using our resin. As a result of successful testing and commercial product launches, some of our customers have signed multi-year supply contracts with increasing volume.

Trends and Uncertainties that May Impact Future Results of Operations
Global Market and Economic Conditions. Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions since the first half of 2009. For the period ended September 30,2010, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. In the last half of 2008, concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government provided loan to American International Group Inc. and other federal government interventions in the US credit markets lead to increased market uncertainty and instability in both US and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have contributed to continued volatility of unprecedented levels. These conditions have continued to impair the growth of the economy through 2010.
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
Sales & Operating Expenses
We record sales at the time that we ship our products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. We record sales net of sales discounts and allowances. During the three months ended September 30, 2010, our focus on and investment in sales and marketing activities, particularly in Europe, has resulted in the signing of significant contracts with new customers and beginning shipment under these contracts. We expect to see further customer orders on these new contracts in the 4th quarter.
Operating Expenses. Operating expenses consist principally of salaries (both cash and non-cash equity-based compensation), professional fees (including legal, accounting, patent-related, government compliance), marketing, rent, research and development and restructuring costs. Salaries include all cash and non-cash compensation and related costs for all principal administrative functions including executive, finance, accounting, production, and human resources. We have incurred certain one-time costs associated with the implementation of our Strategic Restructuring Program, in the 4th quarter of 2009 and in the first nine months of 2010. The successful implementation lead to reduction in operating expenses in 2009 and 2010 across most operating areas including salaries and wages, rent, research and development and professional fees. We have incurred increased spending on sales and marketing personnel and activities in the second and third quarter of 2010 to support the focus on new customer growth, particularly in the international markets. We started to see results from these expenditures with increased customer testing and orders during the third quarter and expect this accelerated sales activity to continue in coming months.

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
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009.
Sales
Gross sales increased by $831,322 or 121.5% to $1,515,296 for the three months ended September 30, 2010, compared to the three months ended September 30, 2009. Net sales increased by $831,815 or 122.2% to $1,512,779 for the three months ended September 30, 2010, compared to the three months ended September 30, 2009. The sales increase for the period is attributable to volume increases associated with both existing customer contracts and new contracts entered into during the third quarter of 2010 as a direct result of strengthening our sales force and marketing activities, particularly in Europe
Gross Profit
Gross profit increased by $276,785, or 267%, from $103,747 to $380,532 for the three months ended September 30, 2010, compared to the three months ended September, 30, 2009. As a percentage of net sales, gross profit margin increased from 15.2% for the three months ended September 30, 2009, to 25.2% for the three months ended September 30, 2010. The increase in gross profit is primarily due to lower production and raw material costs achieved as a result of our relocation of our manufacturing operations to Indiana from California and increased production efficiencies experienced with higher production volumes.
Operating Expenses
Overall, total operating expenses increased by $1,381,303 or 144.2%, to $2,339,382 for the three months ended September 30, 2010, compared to the three months ended September 30, 2009. The increase for the period is largely attributable to increases in marketing expenses as a result of increased sales commissions, staff and activities designed to increase product and market exposure in the US and European markets, increases in salaries and wages as a result of increased staffing levels to support business growth and an increase in depreciation expense associated with the new Seymour facility.
•
Salaries and wages, excluding stock based compensation, increased by $289,189 or 104%, to $567,138 for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, largely as a result of the significant reductions in our workforce in 2009 as part of our Strategic Restructuring Program. Non cash compensation, increased by $347,350 to $147,509 from $(199,841) for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, largely as a result of reductions in stock based compensation in 2009 related to the reversal of vested employee stock options for terminated employees.

•
Marketing expense increased $438,131, or 737.2%, to $497,565 for the three months ended September 30, 2010, compared to the three months ended September 30, 2009. The increase in expense is due primarily to increased sales commissions and sales and marketing staff and activities designed to increase product and market exposure in the US and international markets.

•
Research and Development costs increased by $54,576 or 100.7% to $108,759 for the three months ended September 30, 2010, compared to the three months ended September 30, 2009. The increase is primarily a result of an increase in research and development activities and the cost associated with inventory used for testing purposes at the facilities of potential customers

•
Rent expense increased by $69,249, or 135.7%, to $120,276 for the three months ended September 30, 2010, compared to the three months ended September 30, 2009. The increase for the period resulted from normal rent paid for our Indiana facility during the three months ended September 30., 2010, compared to a negotiated, temporarily discounted rent paid in the previous year. Professional fees increased by $72,384, or 37%, to $268,207 for the three months ended September 30, 2010, compared to the three months ended September 30, 2009. The increase for the period is primarily the result of increases in amounts paid to outside firms for assisting the Company in its financing efforts.

•
Depreciation and Amortization fees increased by $81,810, or 60.1%, to $217,998 for the three months ended September 30, 2010, compared to the three months ended September 30, 2009. The increase for the period is due to additional depreciation related to the Seymour manufacturing facility which was placed in service on March 1, 2010.

Net Loss
Net loss increased by $1,243,602 to $2,232,840 for the three months ended September 30 2010, compared to the three months ended September 30, 2009. This increase in net loss is primarily the result of increases in operating costs as discussed above and $275,002 of restructuring costs associated with the Strategic Restructuring Program begun in 2009 and the resulting move of the manufacturing facility to Indiana, offset by a $276,785, or 266.8% increase in gross profit margin.
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009.
Sales
Gross sales increased by $369,989 or 17.2 % to $2,518,944 for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Net sales increased by $311,247, or 14.6% to $2,449,055 for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The sales increase for the period is attributable to volume increases associated with both existing customer contracts and new contracts entered into during the third quarter of 2010.

Gross Profit
Gross profit increased by $392,371 from $278,938 to $671,309 for the nine months ended September 30, 2010, compared to the nine months ended September, 30, 2009. As a percentage of net sales, gross profit margin increased from 13.0% for the nine months ended September 30, 2009, to 27.4% for the nine months ended September 30, 2010. The increase in gross profit is primarily due to lower production and raw material costs achieved as a result of our relocation of our manufacturing operations to Indiana from California as well as and increased production efficiencies experienced with higher production volumes
Operating Expenses
Overall, total operating expenses increased by $1,377,015 or 31.6%, to $5,733,734 for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The increase for the period is largely attributable to increases in marketing expenses, salaries and wages and depreciation expense offset by lower rent expense.
•
Salaries and wages, including stock based compensation, increased by $219,362 or 15.7%, to $1,615,834 for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, largely as a result of reductions in stock based compensation in 2009 related to the reversal of vested employee stock options for terminated employees.

•
Marketing expense increased $871,314 or 280.8%, to $1,181,664 for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The increase in expense is due primarily to increased sales commissions and sales and marketing staff and activities designed to increase product and market exposure in the US and international markets.

•
Research and Development costs increased by $61,954 or 24.0% to $319,926 for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The increase is primarily a result of an increase in research and development activities and the cost associated with inventory used for testing purposes at the facilities of potential customers.

•
Rent expense decreased by $192,732, or 37.8%, to $317,237 for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The decrease for the period resulted from the termination of two leases for 30,000 sq. ft. and 25,000 sq. ft. of office and warehouse space during the prior year and a negotiated temporary discount in rent of the lease of our Indiana facility.

•
Professional fees increased by $96,830, or 18.1%, to $630,537 for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The increase for the period is primarily the result of increases in amounts paid to outside firms for assisting the Company in its financing efforts.

•
Depreciation and Amortization fees increased by $180,117, or 44.1%, to $588,394 for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The increase for the period is due to additional depreciation related to the Seymour manufacturing facility which was placed in service on March 1, 2010.

Net Loss
Net loss increased by $1,416,663 to $5,648,693 for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. This increase in net loss is the result of increases in depreciation expense, professional fees, research and development costs, other operating costs and restructuring costs of $586,119 offset by an increase in gross profit. The increase in operating cost is due to a significant expected increase in future sales. This increase is due primarily to the increase in operating expense as discussed above and $586,119 for restructuring costs associated with the Strategic Restructuring Program begun in 2009 and the move of the manufacturing facility to Indiana, offset by a $392,371, or 140.7% increase in the gross profit margin.

LIQUIDITY AND CAPITAL RESOURCES
We require working capital to fund our operations, including funds to finance our research and development and expand sales and marketing, to purchase equipment, service indebtedness, satisfy lease obligations and execute on our business plan and growth strategy. Based on our current cash position, we believe we will need to raise additional working capital, either through commercial debt financing or through the issuance of debt or equity securities. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. Financing may not be available in amounts and on terms acceptable to us, or at all.
We had net unrestricted cash of $3,313,920 at September 30, 2010 compared to net unrestricted cash of $1,305,771 at December 31, 2009. The net increase in unrestricted cash is attributable principally to funds received through the issuance and sale of shares of our common stock.
We had positive working capital (the difference between current assets and current liabilities) of $4,693,808 at September 30, 2010 compared to positive $1,019,741 at December 31, 2009. The increase of $3,619,000 in working capital is primarily due to an increase in our cash position from proceeds of the sale of our common stock as well as an increase in accounts receivable.
During the nine months ended September 30, 2010, we used $5,304,564 of cash for operating activities compared to $1,950,636 used for operating activities during the nine months ended September 30, 2009. The increase in the use of cash for operating activities for the nine months ended September 30, 2010, was primarily a result of an increase in accounts receivable and inventory purchases related to increased sales activity and a decrease in accounts payable in 2009.
Cash used in investing activities during the nine months ended September 30, 2010, was $184,285 compared to cash used in investing activities of $10,045 during the nine months ended September 30, 2009. The increase is due to costs associated with the start-up of our Indiana facility in 2010.
Cash provided by financing activities during the nine months ended September 30, 2010, was $7,445,262 compared to cash provided by financing activities of $1,855,211 during the nine months ended September 30, 2009. These funds are provided primarily by proceeds from the sale of shares of our common stock.
We have incurred a net loss of $5,648,693 for the nine months ended September 30, 2010, and $6,072,948 for the year ended December 31, 2009, and have an accumulated deficit of $41,093,661 as of September 30, 2010.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at September 30, 2010 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
		Less Than	2-3	4-5	More Than
	Total	1 year	Years	Years	5 years
Capitalized lease obligations	$11,334	$10,562	$1,276	$—	$—
Purchase obligations	8,768	8,768	—	—	—
Rental lease obligations	3,024,458	409,892	819,784	819,784	974,998
Term loan obligations	16,837	4,928	9,856	2,053	—

	$3,061,397	$434,150	$830,916	$821,837	$974,998

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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2010, we appointed a Chief Financial Officer. This new position will serve to further strengthen our internal control over financial reporting by providing an additional review process. There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on March 31, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We have issued the following unregistered securities during the nine months ended September 30, 2010:
•	On January 4, 2010, we issued 31,250 shares of common stock valued at $125,000 for fees associated with the early termination of a lease in California.

•	On January 6, 2010, we issued 12,500 shares of common stock valued at $50,000 to a board member for services provided.

•	On March 31, 2010 we issued 705,000 shares of common stock for gross proceeds of $1,410,000 in a private placement.

•	On April 7, 2010, we issued 38,750 shares of common stock valued at $201,500 for professional services.

•	On April 27, 2010, we issued 91,695 shares of common stock valued at $472,229 for prepaid professional services and rent

•	On May 7, 2010, we issued 20,857 shares of common stock valued at $96,359 for prepaid public relations and other professional services.

•	On June 30, 2010 we issued 22,804 shares common stock valued at $116,310 for employee services.

•	On July 29, 2010, we issued 32,361 shares common stock valued at $108,409 for employee services.

•	On September 2, 2010 we issued 20,162 shares of common stock valued at $75,002 pursuant to a settlement agreement

•	On September 2, 2010, we issued 23,440 shares of common stock valued at $76,180 for employee services

•	On November 4, 2010, 26,181 shares of common stock valued at $73,830 were issued to employees for services rendered during the three month period ended September, 30, 2010.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. RESERVED
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

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

Date: November 12, 2010	CEREPLAST, INC.
	By:	/s/ Frederic Scheer
Frederic Scheer
Chairman, Chief Executive Officer and Director (Principal Executive Officer)