Form 10-K
period 2010-12-31
Cereplast Inc
filed 2011-03-31
CIK 1324759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2010 was approximately $31,814,544.
As of March 29, 2011, the Company had outstanding 15,688,634 Shares of Common Stock, $0.001 par value.

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
Overview
We have developed and are commercializing proprietary bio-based resins through two complementary product families: (1) Cereplast Compostables® resins, which are renewable, ecologically sound substitutes for petroleum-based plastics, and (2) Cereplast Sustainables™ resins, which replace up to 50% of the petroleum-based content of traditional plastics with materials from renewable resources. Our resins aim to be competitively priced compared to petroleum-based plastic resins and can be converted into finished products using conventional manufacturing equipment without significant additional capital investment by downstream converters.
The demand for non-petroleum based, clean and renewable sources for materials such as bioplastics, and the demand for compostable/biodegradable products are being driven globally by a variety of factors, including fossil fuel price volatility, energy security and environmental concerns. These factors have led to increased spending on clean and renewable products by corporations and individuals as well as legislative initiatives at the local and state level.
We are a full-service resin solution provider uniquely positioned to capitalize on the rapidly increasing demand for sustainable and environmentally friendly alternatives to traditional plastic products.
We primarily conduct our operations through two product families:
•
Cereplast Compostables® resins are renewable, ecologically-sound substitutes for petroleum-based plastics targeting primarily single-use disposables and packaging applications. We offer 12 commercial grades of Compostables resins in this product line. These resins are compatible with existing manufacturing processes and equipment making them a ready substitute for traditional petroleum-based resins. We commercially introduced our Compostables line in November 2006.

•
Cereplast Sustainables™ resins are renewable, ecologically-sound substitutes for petroleum-based plastics targeting primarily single-use disposables and packaging applications. We offer eight commercial grades of Sustainables resins in this product line. These resins are compatible with existing manufacturing processes and equipment, making them a ready substitute for traditional petroleum-based resins. We commercially introduced our Sustainables line in late 2007 under the name “Cereplast Hybrid Resins®”.

•
Cereplast Hybrid Resins® replace up to 50% of the petroleum content in conventional plastics with bio-based materials such as industrial starches sourced from plants. The Hybrid resins line is designed to offer similar properties to traditional polyolefins such as impact strength and heat deflection temperature, and is compatible with existing converter processes and equipment. Cereplast Hybrid Resins® provide a viable alternative for brand owners and converters looking to partially replace petroleum-based resins in durable goods applications. Hybrid resins address this need in a wide range of markets, including automotive, consumer goods, consumer electronics, medical, packaging, and construction. We commercially introduced our first grade of Hybrid resin, Hybrid 150, at the end of 2007. We currently offer three commercial grades in this product line.

•
Cereplast Algae Plastics™. In October 2009 we announced that we have been developing a new technology to transform algae into bioplastics and intend to launch a new family of algae-based resins that will complement the company’s existing line of Compostables and Sustainable resins. Although we do not expect this new technology to become commercial before mid 2011, it remains an important development as we believe that the potential for algae-based resins is quite substantial. Cereplast algae-based resins could replace, in a first step, 50% or more of the petroleum content used in traditional plastic resins. Currently, Cereplast is using renewable material such as starches from corn, tapioca, wheat, potatoes and Ingeo® PLA, which are considered food related crops. Cereplast believes that it is important to enhance research on non-food crops as the Company is expecting a surge in demand in bioplastics in the years to come thus potentially creating pressure on food crops. Algae is the first non-food crop project the company will introduce and our R&D department is contemplating the development of additional non-food crop polymers in future years. Recently the algae production business has attracted considerable attention when Exxon announced a $600 million investment in Synthetic Genomics and BP invested $10 million in Martek Biosciences. We maintain that algae is a very attractive feedstock as it offers a low carbon footprint alternative and at the same time could be accessible in very large quantities. We also have a long-term future plan to create algae plastic made of 100% algae component, abandoning any reliance on fossil fuels. However the availability of algae production in large quantities is several years away.

Business Strengths
We believe that our competitive strengths position us well in the markets we choose to serve and reinforce our ability to execute our growth plans.
Technology Leadership and Processing Expertise. We are a technology leader in the development of bioplastics. As of December 31, 2010, our intellectual property includes eight patent families with four active US patents, one patent application allowed and four pending US patent applications on a worldwide basis. Our entire 33 patents portfolio is formulation patents. We believe that our unique formulation technology and proprietary manufacturing expertise, in-depth customer and product knowledge and patent portfolio provide us with a strong competitive position. We leverage our expertise toward the design and adoption of new resins that can be rapidly commercialized by our customers.
Competitive Pricing with Traditional Plastic. Our bioplastics aim to be priced as competitively as possible to petroleum-based plastic alternatives. We have the capability to work with multiple polymer families and sustainable additive families when manufacturing our resins. This gives us the ability to effectively source abundant and low-cost, renewable natural resources from various sources including industrial starches, PLA, PHA, recycled bioplastic polymers and other bio-based virgin polymers. The flexibility to continuously choose between various raw materials as market prices change allows us to consistently be more price competitive with traditional petroleum-based alternatives than many other bio-based competitors. We feel this unique breadth of feedstock options and pricing leadership commitment will further market adoption of our products as demand for renewable and clean alternatives to petroleum-based plastics increases in the future and as bio-based alternatives improve in performance and cost.
Scalable and Low-Cost Manufacturing Platform. Our proprietary process to manufacture our resins is modular and scalable in nature, which we believe will allow us to readily expand manufacturing capacity at relatively low incremental cost. Our capital requirement is approximately $7 million for every additional 50 million pounds of capacity. Our manufacturing equipment can be used for the Cereplast Compostables® resin, Cereplast Sustainables™ resin and Cereplast Hybrid Resins® lines interchangeably. All of the manufacturing equipment we are installing today is readily available from multiple manufacturers. Our new facility in Seymour, Indiana which started production on March 1, 2010 operates at manufacturing costs and a logistics scale comparable to traditional plastics compounding leaders. We believe that our Seymour location competitiveness is supported further by its attractive location close to feedstock sources and major plastics converters. Part of our strategy is to enter into partnership agreements with large third party compounders around the world to expand manufacturing capability and make it more flexible and cost efficient.
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
Highly Experienced Management and Technical Team. Our senior management has extensive experience developing, manufacturing, marketing and selling plastics and specialty chemicals. This team is composed of veterans from the bioplastics, specialty chemicals, traditional plastics and process engineering industries. In the bioplastics sector, our team has over 75 years of cumulative experience despite the young state of market development. Our CEO is the founder of the Biodegradable Products Institute (BPI) and is the 2010 Chair of the Society of Plastic Industry Bioplastic Council.
Business Strategy
Target High-Growth Segments with Commercial Products. We believe that bioplastics will continue to take market share from petroleum-based plastics as technologically advanced and commercially feasible alternatives are offered to consumers. In 2007, the compostable biodegradable bioplastic market was estimated to be greater than 540 million pounds (SPI Bioplastic Guide). BCC Research estimates this market will grow to 1.2 billion pounds by 2012, a compounded annual growth rate of 17%. We believe that the bioplastics market share will continue to grow rapidly as these resins become increasingly viable due to improving supply and performance characteristics, growing environmental concerns regarding petroleum-based plastics and future concerns regarding oil prices and supply uncertainty.
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
More than 550 companies have requested and been provided with samples of our bioplastic resin. 185 customers have purchased resin for trials and testing. Of these, 130 customers have advanced to prototype testing and qualification of more than 180 different product applications. Fifty customers, including RI.ME. Masterbatch Srl, Sezerzan Ambalaj, Colortec Srl, EuroInk Romania Srl, Zust & Bachmeier SA, AVH, Innoware, Solo Cup Company, Cadaco, Jatco, WNA, Dentek, CSI- Cosmolab, and Pace Industries, have commercialized and introduced in excess of 100 different bioplastic products using our resin.

Expand manufacturing capabilities. We are manufacturing in a new 80 million pound bioplastic production facility in Seymour, Indiana. The location of the Seymour plant puts it in close proximity to various raw material sources, and provides an ideal platform for further expansion. The relocation of all core manufacturing activities from Hawthorne, California to the Indiana facility was completed by March 1, 2010. The combination of greater scale, enhanced manufacturing assets, improved logistics and lowered input costs (such as labor and electricity) will dramatically improve operating costs and quality to competitive benchmark levels. Subsequent expansion plans will depend on growth in market demand, but the Seymour site offers ample infrastructure for development of capacity to a level of 500 million pounds per annum. However our strategy is to enter into partnership agreements with large third party compounders around the world to expand manufacturing capability and make it more flexible and cost efficient. We are also exploring the potential for locating a second manufacturing plant overseas closer to our important overseas clients.
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
Pursue Strategic Alliances. We continue to pursue strategic business relationships that complement our product portfolio, strengthen our competitiveness or create a new channel to market and increase our rate of growth. We have built strategic partnerships with suppliers, distributors, converters and brand owners to develop and commercialize our products and to bring them to market more quickly than we otherwise could on our own. As a result of these efforts, we have strong or rapidly maturing positions in several key fabrication technologies/industries including thermoforming, injection molding, extrusion coating and resin foaming.
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
The global plastics market targeted by Cereplast resins represents over 100 billion pounds per year with worldwide plastic demand recently estimated to be growing at 5% annually according to Plastic News. Bioplastics currently represent a tiny percentage of the overall plastic market. The worldwide market for biodegradable bioplastics was estimated to be greater than 500 million pounds in 2007, or less than 1% of our targeted traditional plastics markets. Based on recent consulting reports, the demand for bioplastics is estimated to be growing at 17% per annum reaching 1.2 billion pounds by 2012. In recent months a growing number of countries especially in Europe have passed regulations to favor the use of compostable products thus creating demand for our bio-resins, including Italy, Austria, Ireland, Spain, Turkey, etc. Beyond the growth potential for fully biodegradable/compostable bioplastics, “hybrid” materials that are sophisticated blends of traditional plastics with sustainable polymers and additives (such as Cereplast Hybrid Resins® that incorporate natural starches) open up additional markets. We believe that by offering enhanced performance characteristics (such as durability) when compared with fully compostable resins, yet delivering a step change in improved feedstock sustainability, these resins open up very large add-on market opportunities. We believe such markets are very sensitive to oil prices and the recent pressure on oil prices is clearly enhancing the attractiveness of our “Sustainables” resins.
Market Opportunity
Greater Environmental Concerns. Bioplastics are positioned to benefit from powerful secular trends in favor of reducing the environmental impact of everyday materials. It is estimated that the U.S. generates 210 million tons of trash per year, with approximately 20% of solid municipal waste coming from plastics (Waste News magazine). According to the U.S. Environmental Protection Agency, less than 6% of waste plastic is recycled. There is concern among the scientific community that global climate change poses an environmental risk that is attributed to an increase in carbon dioxide emissions. According to an EF Consumer Survey, 88% of consumers in the United States believe that environmental issues are important or very important. Furthermore, local governments and large corporations are encouraging the replacement of conventional plastics with alternatives, including bioplastics. Because of fossil fuel’s detrimental impact on the environment, individuals and governments increasingly demand that material suppliers reduce their reliance on oil, curb greenhouse gas emissions, and minimize the deposit of solid waste and plastics in the environment. Bioplastics are now a preferred purchasing item under Federal government policy, and numerous local governments have enacted or are considering outright bans on certain plastics or plastic articles.

New Regulatory environment in Europe. In the past few months, we commenced active marketing and sales of our resin in Europe. The reception of our resins in Europe has been favorable and is enhanced by favorable local regulatory environment. The change in the regulatory environment began several years ago in various European countries but is taking effect in some of these countries more recently. The most spectacular change has been in Italy where at the end of December 2010 legislations were passed banning the use of traditional polyethylene and highly suggesting substitution by bioplastic. The company is one of the handful numbers of companies able to provide resins that can be used in blown film process. We continue to be actively involved in trade association attempting to “lobby” in order to obtain similar regulations favoring the use of bioplastic in other countries, starting in the United States and the State of California.
National Security Concerns. The United States consumes approximately 25% of worldwide oil production while only accounting for 5% of the world’s population and 2% of the world’s oil reserves (according to the Department of the Energy). The majority of U.S. oil needs are met through imports, with a large portion coming from potentially unstable areas of the world including the Middle East, Nigeria and Venezuela. It has been suggested that the United States dependence on oil imports is an issue of national security. The use of bioplastics has the ability to reduce U.S. petroleum consumption; approximately 7% of the oil consumed in the United States is used for the production of plastic (Society of Plastics Industry).
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
Our Resin Products
We have developed and are commercializing proprietary bioplastic resins through two complementary product families: (1) Cereplast Compostables®, renewable, ecologically sound substitutes for single-use petroleum-based plastics and (2) Cereplast Sustainables™ resins which replace up to 50% of the petroleum-based content of durable petroleum-based plastics with materials from renewable resources. Our Compostables resins, Sustainables resins, and its subcategory the Hybrid resins can be used in the following conventional converting processes with no changes to the equipment in use by the converters:
•	Injection molding
•	Sheet extrusion
•	Thermoforming
•	Blown film
•	Blow molding
•	Profile extrusion
•	Extrusion coating
•	Extruded foam
Cereplast Compostables® Resins
Traditional foodservice disposables, wraps, and paperboard are currently manufactured from a variety of materials, including paper and plastic. We believe that each of these materials fail to address fully all three of the principal challenges facing the foodservice industry; performance, price, and environmental impact.
Our Compostables and Sustainables resins are renewable substitutes for petroleum-based plastics targeting primarily single-use disposables. We introduced our Compostables resin line in November 2006 and currently offer 20 commercial grades of Compostables and Sustainables resins in our product line. We designed our Compostables and Sustainables resins to meet the same product specifications of traditional plastic resins and to be processed with the existing equipment used by converters today. All Cereplast Compostables resins are certified as biodegradable/compostable in the United States and/or Europe, meeting both US ASTM (American Society for Testing and Materials) standards and/or European EN requirements. As required to meet these standards, Cereplast Compostables resins will compost in municipal or commercial composting facilities in 84 days or less and will not leave any harmful chemical residues.
Our Compostables and Sustainables resins have been used to produce foodservice ware, including the first line of fully biodegradable and compostable foodservice ware (plates, bowls, etc.), launched in late 2006. In 2008, we continued to develop markets outside of foodservice ware where our resins have been used to produce commercial quantities of products targeted at the health and beauty sector, advertising materials, rigid food packaging, and consumer products. All of these products were manufactured using our resins, which minimize the harmful impact on the environment without sacrificing competitive price or performance.

Our Compostables resins are primarily made from abundantly available, stable-cost natural raw materials such as plant starch from annually renewable crops such as corn.
Cereplast Sustainables™ Resins
Cereplast Hybrid Resins®, a sub category of our Sustainables family of resins, replace up to 50% of the petroleum content in conventional plastics with renewable materials such as starches from corn and tapioca. Hybrid resins products can be easily used by converter clients with no additional capital investment since our bioplastic resins can run on existing equipment and may be processed at a lower manufacturing temperature than petroleum-based plastics. Our Hybrid resins target a balance between properties similar to traditional polyolefins in areas such as heat deflection temperature, modulus and impact strength with a step change in sustainability. Our Hybrid resins are an effective, affordable alternative for brand owners and converters interested in alternatives to petroleum-based resins and can be used in a variety of applications and markets, including automotive, house wares, medical, cosmetic packaging, and toys.
Cereplast Hybrid Resins® were introduced in October 2007 and since then over 100 companies have requested samples for testing and commercial development. We are one of only a few companies offering bioplastics as substitutes for durable petroleum-based plastics for a wide range of market applications.
At the end of 2010, 15 customers had launched or were about to launch new products based upon Hybrid resins. We are the recipient of the 2009 Environment Award for Emerging Technology in Materials from the Society of Plastics Engineers (“SPE”) for our work on Hybrid resins.
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
•
Selective extension of our global sales reaches through our own resources and exclusive distributors. In 2010 the Company entered into several distributorship agreements in the United States and overseas. Among the most noticeable names are Ashland Inc. distributing Cereplast resins in the United States and A. Schulman GmbH distributing Cereplast resins in Europe.

•	Pursuit of certain key market commercialization opportunities through exclusive, co-development agreements
Manufacturing
Our manufacturing process for creating Compostables resins and Sustainables resins consists of blending the component ingredients of a proprietary composite material in various industrial mixers, then processing such ingredients through heat and extrusion with custom designed extruders. The resins are then subjected to crystallization and drying and are packaged at our facility. We use readily available natural raw materials, such as plant starches, as well as natural polymers such as polylactic acid (PLA) for the Compostables and Sustainables resins and traditional synthetic polymers such as polypropylene for the Hybrid resins. All the ingredients are blended in specific percentages according to patented/proprietary formulations and are processed on traditional equipment using our own technology.
Since our resins are engineered from readily available, stable-cost natural raw materials such as plant starches, we believe our products can be manufactured cost-effectively at commercial production levels without being substantively impacted by the fluctuating price of fossil fuels.

Starting in March 2010, we manufactured our bio-based resins at a 105,000 square foot leased facility located on 12.4 acres in Seymour, Indiana. This facility offers 14 truck loading docks and was connected to rail service in late July 2010. The Seymour facility is comprised of four manufacturing lines, a research and development line, a full scale lab area for resin testing and research, and a logistic area with storage for raw materials and bio-based resins, as well as administrative officers. With the 2010 start-up of continuous production at our Seymour site, and subsequent consolidation of all core manufacturing to this location, our manufacturing efficiency, quality and productivity was enhanced dramatically to enable achievement of competitive benchmark levels.
Our production lines are versatile and could produce either Compostables resin or Sustainables resins as necessary. Our estimated name-plate production capacity in pounds by normally produced resin by line is estimated as follows:

	Annual Compostable Resin	Annual Hybrid Resin
	Production Capacity	Production Capacity
Production Line 1	9,600,000	—

Production Line 2	11,200,000	—

Production Line 3	17,600,000	—

Production Line 4	—	50,000,000

Total	38,400,000	50,000,000

As of December 2010, only two lines have been installed with an aggregate name plate capacity of approximately sixty eight million pounds (68,000,000 Lbs.). We plan to start one additional line by mid 2011 and a fourth one when production demand will require additional capacity in Seymour.
Competition
The worldwide plastics market is large and comprised of many established players that have evolved from chemical processing of oil and natural gas to produce non-biodegradable petroleum-based resins. There are a number of large and established companies in this segment, including BASF, Dow Chemical, LyondellBasell, DuPont, and SABIC among many others. The price of conventional petroleum-based plastic is volatile and dependent on petroleum and natural gas for feedstock. These materials do not biodegrade, are not sustainable in terms of a natural carbon recycle loop, and are major contributors to landfill usage.
While a number of companies have introduced or are in the process of introducing both bio-based resins, polymers and/or compostable petroleum-based resins, including BASF, DuPont, Novamont, NatureWorks and Telles, we view the threat from this competition as low. Just as a wide variety of different petroleum-based polymers and resins currently serve the needs of the plastic markets, we believe that the various bio-based resins and polymers offer different properties and are targeted at different applications, making them more complementary and in turn broadening the overall applications for bio-based and compostable plastics.
Our flexible manufacturing process allows us to use different bio-based polymers, as they become commercially available, to manufacture our Compostable resins and to use different synthetic polymers to manufacture our Hybrid resins. We believe that our two families of Compostable and Sustainable resins possess a broad range of physical and thermal properties, can be processed on traditional converting equipment, and can target both single use disposable and durable goods applications in a sustainable and environmentally conscious manner as an alternative to conventional petroleum-based plastics.
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
Research and Development
We have a well-developed research and development program that has enabled us to commercialize multiple grades and families of bio-based resins. Expenditures related to our research and development efforts were approximately $0.5 million in 2010, including the costs of construction of a new laboratory within the Seymour manufacturing facility, and $0.3 million in 2009. In 2010 we also hired a new Senior Vice President Research & Development to enhance our research and continue the development of our patent strategy.

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
Currently we have about 43 trademark registrations on file in the United States of America and abroad. We have filed for patent protection of our proprietary resin formulation technology in the United States and abroad and currently have been granted or have filed a total of 33 patents worldwide. As we continue to refine and develop additional bio-based resin formulation, we will actively seek patent protection. We can give no assurance that any such patent will be granted for our resin technology. We rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights.
History
We were incorporated on September 29, 2001 in the State of Nevada under the name of Biocorp North America Inc. On March 18, 2005, we filed an amendment to our certificate of incorporation to change our name to Cereplast, Inc. Our principal executive offices are located at 300 Continental Blvd., Suite 100, El Segundo, California. Our telephone number is (310) 615-1900.
Employees
Cereplast is a California Equal Employment Opportunity Employer. We have a total of 53 full-time employees, broken down in the following functions: 13 in sales and marketing, two in research and development, 28 in production/ logistics and quality control, four in finance and accounting, and six in general and administrative functions. Among our staff, many employees hold Ph.D. or Masters Degrees in their respective fields. None of our employees are represented by a labor organization, nor have we experienced any work stoppages. We consider our relations with our employees to be good.

1A.	Risk Factors
Risks Relating to Our Business
We have incurred net losses in the past.
We have a history of operating losses and have incurred significant net losses in each fiscal quarter since our inception. For the years ended December 31, 2010 and 2009, we had gross revenues of $6.4 million and $2.8 million, respectively, and incurred net losses of $7.5 million and $6.1 million respectively. We will need to generate significant additional revenue to achieve profitability. While management believes that we may achieve profitability in the second part of 2011, there can be no assurance that we will. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon numerous factors outside of our control, including the market acceptance of our bio-based resins, future cost trends for our key raw materials and competitive products, and general economic conditions.
We have a limited operating history, which makes it difficult to evaluate our financial performance and prospects.
We only commenced the marketing and commercial sale of our products within the past four years, and continue to develop and launch new bio-based resins. We are, therefore, subject to all of the risks inherent in a new business enterprise, as well as those inherent in a rapidly developing industry. Our limited operating history makes it difficult to evaluate our financial performance and prospects. There can be no assurance that in the future we will generate revenues, operate profitably or that we will have adequate working capital to meet our obligations as they become due. Because of our limited financial history, we believe that period-to-period comparisons of our results of operations will not be meaningful in the short term and should not be relied upon as indicators of future performance.

In the current economic environment we will be required to raise additional capital to fund our growth, research and development efforts, marketing programs, enhancement of our production capacity, as well as our continuing operations and have been successful at doing so.
Our capital requirements depend on several factors, including:
•	the speed at which our products are accepted into the market;
•	the level of spending to increase and enhance manufacturing capacity;
•	costs of recruiting and retaining qualified personnel;
•	the level of research and development and market commercialization spending; and
•	the necessity to acquire additional manufacturing capacity
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
Although there is a developed market for petroleum-based plastics, the market for plastics produced with our environmentally friendly bio-based resins is still developing. Our success depends on consumer acceptance of these plastic products as well as the success of the commercialization of plastics produced with our bio-based resins by third parties. At present, it is difficult to assess or predict with any assurance the potential size, timing and viability of market opportunities for our product in the plastics market. The traditional plastics market sector is well-established with entrenched competitors with whom we must compete. Pricing for traditional plastics has been highly volatile in recent years, and moved rapidly from conditions which are more supportive of bioplastics to environments which are less favorable (like the present). While we expect to be able to command a premium price for our environmentally sustainable products, a widening gap in the pricing for bioplastics versus petroleum-based plastics may reduce the size of our addressable market in addition the growth of the market will create some pressure on price for applications today considered as commodities.
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
As of March 29, 2011, our executive officers and directors, and entities controlled by or affiliated with them or the Company, own in aggregate approximately 20.9% of the outstanding common stock. As a result, this group of stockholders have a substantial impact on the vote on matters that require stockholder approval, such as election of directors, approval of a corporate merger, increasing or decreasing the number of authorized shares, adopting corporate benefit plans, effecting a stock split, amending our Certificate of Incorporation or other material corporate actions, and these shareholders could cause the us to take action that may not be in the best interest of all shareholders.
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
As the bioplastic industry grows, the demand for biopolymers grows as well, creating more uncertainty with respect to access to critical components of our process.
One of our suppliers, NatureWorks, LLC, currently produces the majority of the prime grade PLA in the United States, and we currently rely on NatureWorks, LLC for a substantial portion of our PLA requirements. For the year ended December 31, 2010, PLA accounted for 23.2% of our total raw material cost of goods sold. If we lose NatureWorks, LLC as a supplier it could delay the commercial introduction, hinder market acceptance of these resins and increase the cost of these resins and our results of operations could be materially adversely affected. We continue to develop alternative feedstock to PLA and evaluate additional PLA sources to support some of our Compostables® Resins, which incorporate prime grade PLA. Cereplast Hybrid Resins ® do not depend on PLA.
We also rely on several grades of copolyester supplied by companies such as BASF Corporation, Perstop, and Wacker in manufacturing some of our Compostables resins. If we lose any of these suppliers, or if there are disruptions in the supply chain, the price of these resins may increase or the sales of these resins may be delayed and our results of operations could be materially adversely affected.
Fluctuations in the costs of our raw materials and competitive products could have an adverse effect on our results of operations and financial condition.
Our results of operations are directly affected by the cost of our raw materials. Our Compostables resins are based in large part on polylactic acid, a renewable polymer manufactured from an agricultural feedstock (corn sugar). Our ability to offset the effect of raw material prices by increasing sales prices is uncertain. A further increase in the price differential between agricultural-based raw materials relative to petroleum-based plastics could have a negative impact on our results of operations and financial position. Historically, a primary driver for the growth of the bioplastics market has been the rising and increasingly volatile cost of oil, which has narrowed the cost gap between traditional and bio-based plastics, and expectations of sustained large hydrocarbon price increases over the long term which would further enhance the competitiveness of our products. Prices and demand for traditional plastics have collapsed in recent months due to global economic conditions; this in turn has affected the interest in bioplastics by certain market sectors and reduced our relative competitiveness.
During the year ended December 31, 2010, we had two significant customers that accounted for 62.9% of total sales. The loss of these customers could adversely affect our short-term sales and profitability.
During the year ended December 31, 2010 two customers accounted for 62.9% of our total sales. If these customers elect not to continue purchasing products from us, we may not be able to find other customers whose requirements for our products are as significant. Accordingly, the loss of these significant customers may adversely affect our near-term business, prospects, financial condition and results of operations.
We are subject to risks generally associated with companies that operate in a global environment, which could affect our growth and financial performance.
Approximately 77% of our 2010 gross sales and 11% of our 2009 gross sales were generated from export sales to customers outside of North America and thus we are subject to risks inherent in multinational business environments. Those risks include:
•	compliance with U.S. laws affecting operations outside of the U.S., such as the Foreign Corrupt Practices Act,
•	compliance with a variety of local regulations and laws,
•	changes in tax laws and the interpretation of those laws,
•	disruptions in ocean container shipping routes,
•	fluctuations in currency values,
•	sudden changes in foreign currency exchange controls,
•	discriminatory or conflicting fiscal policies,
•	difficulties enforcing intellectual property and contractual rights in certain jurisdictions,
•	greater risk of uncollectible accounts and longer collection cycles,
•	imposition of more or new tariff, quotas, trade barriers, and similar restrictions on our sales outside the U.S.
Moreover, political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, public corruption and other economic or political uncertainties could interrupt and negatively affect our business operations. All of these factors could result in increased costs or decreased revenues, and could materially and adversely affect our product sales and results of operations.
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
Many of our products may provide critical performance attributes to our customers’ products that will be sold to end users who could potentially bring product liability suits in which we could be named as a defendant. The sale of these products involves the risk of product liability claims. If a person were to bring a product liability suit against one of our customers, this customer may attempt to seek contribution from us. A person may also bring a product liability claim directly against us. We have acquired product liability coverage of up to $7.0 million. A successful product liability claim or series of claims against us in excess of our insurance coverage for payments, for which we are not otherwise indemnified, could have a material adverse effect on our financial condition or results of operations.
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
We lease a facility and site in Seymour, Indiana, where we have constructed a new bioplastic production facility. Completed in March 2010, we have consolidated all core manufacturing activities from California to the Seymour site resulting in significant cost, productivity and quality enhancements. We believe we will need to add additional production capacity in the near future as the current development of the market seems to call for full capacity of our Seymour facility to be reached within 24 months, and would need approximately an additional nine to 16 months to set up additional capacity, depending on the location. If we are unable to set up and finance such additional facility, we may experience some disruption in our growth.
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
Risks related to our common stock
We may fail to qualify for continued listing on the NASDAQ Capital Market which could make it more difficult for investors to sell their shares.
In April 2010, our common stock was approved for listing on the NASDAQ Capital Market and continues to be listed on the NASDAQ Capital Market. There can be no assurance that trading of our common stock on such market will be sustained or that we can meet NASDAQ’s continued listing standards. In the event that our common stock fails to qualify for continued inclusion, our common stock could thereafter be quoted on the OTC Bulletin Board or the Pink Sheets. Under such circumstances, shareholders may find it more difficult to sell, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers such as financial institutions, hedge funds and other similar investors.
Our common stock may be affected by limited trading volume and price fluctuations which could adversely impact the value of our common stock.
Trading in our common stock can fluctuate significantly and there can be no assurance that an active trading market will either develop or be maintained. Our common stock is expected to continue to experience significant price and volume fluctuations. This trading activity could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that our stock price will decline in the future. We cannot predict the actions of market participants or the stock market as a whole. We can offer no assurances that the market for our common stock will be stable or that our stock price will fluctuate in a manner that is consistent with our operating results.

We have not and do not anticipate paying any dividends on our common stock.
We have paid no dividends on our common stock to date and it is not anticipated that any dividends will be paid to holders of our common stock in the foreseeable future. While our future dividend policy will be based on the operating results and capital needs of the business, it is currently anticipated that any earnings will be retained to finance our future expansion and for the implementation of our business plan. As an investor, you should take note of the fact that a lack of a dividend can further affect the market value of our stock, and could significantly affect the value of any investment in our Company.
Our Board of Directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stock holders.
Our articles of incorporation authorize the issuance of preferred shares which may be issued with dividend, liquidation, voting and redemption rights senior to our common stock without prior approval by the stockholders. The preferred stock may be issued for such consideration as may be fixed from time to time by the Board of Directors. The Board of Directors may issue such shares of preferred stock in one or more series, with such designations, preferences and rights or qualifications, limitations or restrictions thereof as shall be stated in the resolution of resolutions.
The issuance of preferred stock could adversely affect the voting power and other rights of the holders of common stock. Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of our Company or make removal of management more difficult. As a result, the Board of Directors’ ability to issue preferred stock may discourage the potential hostile acquirer, possibly resulting in beneficial negotiations. Negotiating with an unfriendly acquirer may result in, among other things, terms more favorable to us and our stockholders. Conversely, the issuance of preferred stock may adversely affect any market price of, and the voting and other rights of the holders of the common stock. We presently have no plans to issue any preferred stock.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
We currently operate out of two locations in El Segundo, California and Seymour, Indiana. The leases underlying these two facilities are summarized below:
California Facilities: The El Segundo facility consists of 3,634 square feet of corporate office space. The lease commenced on March 1, 2010, for a period of five years at $9,118 per month.
Indiana Facility: The 105,000 square foot Seymour facility is currently used as a manufacturing and distribution facility for our products. The Seymour facility is subject to a lease with monthly rents of $25,000 expiring in January 2018.

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

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock was quoted on the OTC Bulletin Board from November 4, 2005 through April 12, 2010 under the symbol “CERP.OB”. Since April 13, 2010, our common stock has been listed on the NASDAQ Capital Market under the trading symbol “CERP.” The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the NASDAQ Capital Market.
Effective March 15, 2010, the Company implemented a reverse stock split in a ratio of 1 for 40 shares. The following table reflects the impact of the stock split.

	2010		2009
	High	Low	High	Low
First Quarter ended March 31	$6.73	$3.90	$6.80	$2.80
Second Quarter ended June 30	$5.36	$3.02	$6.40	$2.80
Third Quarter ended September 30	$3.99	$3.14	$6.00	$3.60
Fourth Quarter ended December 31	$4.15	$2.82	$6.00	$3.20
Holders
As of March 29, 2011 there were approximately 167 record holders of the Company’s common stock, not counting shares held in “street name” in brokerage accounts which is unknown. As of March 29, 2011 there were 15,688,634 shares of common stock outstanding on record with the Company’s stock transfer agent, Computershare Trust Company, N.A.
Dividend Policy
Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.
Recent Sale of Unregistered Securities
We issued the following unregistered securities during the three months ended December 31, 2010:
•	On November 4 2010, we issued 26,180 shares of common stock valued at $73,828 for employee services.
We claim an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(2) of the Act.
Equity Compensation Plan Information
As of December 31, 2010:

			Number of shares remaining available
	Number of shares to be issued	Weighted-average exercise	for future issuance under equity
	upon exercise of outstanding	price of outstanding options	compensation plans (excluding
Plan Category	options and warrants	and warrants	securities reflected in column (a))

Equity Compensation Plans approved by security holders	—	—	—

Equity Compensation Plan not approved by security holders	71,250	$22.40	334,375

Total	71,250	$22.40	334,375

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
CAUTIONARY STATEMENTS
This Form 10-K may contain “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others, statements concerning the potential benefits that we may experience from our business activities and certain transactions we contemplate or have completed; and statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-K. You can find many of these statements by looking for words such as “believes”, “expects”, “anticipates”, “opines”, or similar expressions used in this Form 10-K. These forward looking statements are subject to numerous assumptions, risks, and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Important facts that could prevent our company from achieving its stated goals include, but are not limited to, the following:
•	Inability to raise sufficient additional capital to finance operations
•	potential fluctuation in quarterly results
•	failure to earn profits
•	inadequate capital to expand our business, inability to raise additional capital or financing to implement our business plans;
•	decline in demand for our products and services;
•	rapid and significant changes in markets and other factors which encourage use of bioplastics;
•	failure to commercialize sufficient new grades of resin being pursued in our technical / market development “pipeline”;
•	competitor actions which curtail our market share, negatively affect pricing or limit sales growth;
•	litigation with or legal claims and allegations by outside parties;
•	insufficient revenues to cover operating costs.

There is no assurance that we will be profitable. We may not be able to successfully manage or market our products and services, attract or retain qualified executives and technology personnel, or obtain additional customers for our products or services. Our products and services may become obsolete, government regulation may hinder our business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in our businesses.
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
OVERVIEW
General
We have developed and are commercializing proprietary bio-based resins through two complementary product families: (1) Cereplast Compostables® resins, which are renewable, ecologically sound substitutes for petroleum-based plastics, and (2) Cereplast Sustainables™ resins, which replace up to 50% of the petroleum-based content of traditional plastics with materials from renewable resources. Our resins aim to be competitively priced compared to petroleum-based plastic resins and can be converted into finished products using conventional manufacturing equipment without significant additional capital investment by downstream converters.
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
We primarily conduct our operations through two product families:
•
Cereplast Compostables® resins are renewable, ecologically-sound substitutes for petroleum-based plastics targeting primarily single-use disposables and packaging applications. We offer 12 commercial grades of Compostables resins in this product line. These resins are compatible with existing manufacturing processes and equipment making them a ready substitute for traditional petroleum-based resins. We commercially introduced our Compostables line in November 2006.

•
Cereplast Sustainables™ resins are renewable, ecologically-sound substitutes for petroleum-based plastics targeting primarily single-use disposables and packaging applications. We offer eight commercial grades of Sustainables resins in this product line. These resins are compatible with existing manufacturing processes and equipment, making them a ready substitute for traditional petroleum-based resins. We commercially introduced our Sustainables line in late 2007 under the name “Cereplast Hybrid Resins®”.

•
Cereplast Hybrid Resins® replace up to 50% of the petroleum content in conventional plastics with bio-based materials such as industrial starches sourced from plants. The Hybrid resins line is designed to offer similar properties to traditional polyolefins such as impact strength and heat deflection temperature, and is compatible with existing converter processes and equipment. Cereplast Hybrid Resins® provide a viable alternative for brand owners and converters looking to partially replace petroleum-based resins in durable goods applications. Hybrid resins address this need in a wide range of markets, including automotive, consumer goods, consumer electronics, medical, packaging, and construction. We commercially introduced our first grade of Hybrid resin, Hybrid 150, at the end of 2007. We currently offer three commercial grades in this product line.

•
Cereplast Algae Plastics™. In October 2009 we announced that we have been developing a new technology to transform algae into bioplastics and intend to launch a new family of algae-based resins that will complement the company’s existing line of Compostables and Sustainable resins. Although we do not expect this new technology to become commercial before mid 2011, it remains an important development as we believe that the potential for algae-based resins is quite substantial. Cereplast algae-based resins could replace, in a first step, 50% or more of the petroleum content used in traditional plastic resins. Currently, Cereplast is using renewable material such as starches from corn, tapioca, wheat, potatoes and Ingeo® PLA, which are considered food related crops. Cereplast believes that it is important to enhance research on non-food crops as the Company is expecting a surge in demand in bioplastics in the years to come thus potentially creating pressure on food crops. Algae is the first non-food crop project the company will introduce and our R&D department is contemplating the development of additional non-food crop polymers in future years. Recently the algae production business has attracted considerable attention when Exxon announced a $600 million investment in Synthetic Genomics and BP invested $10 million in Martek Biosciences. We maintain that algae is a very attractive feedstock as it offers a low carbon footprint alternative and at the same time could be accessible in very large quantities. We also have a long-term future plan to create algae plastic made of 100% algae component, abandoning any reliance on fossil fuels. However the availability of Algae production in large quantities is several years away.

As of December 31, 2010, more than 550 companies have requested and been provided with samples of the Company’s bioplastic resin. 185 customers have purchased resin for trials and testing. Of these, 130 customers have advanced to prototype testing and qualification of more than 180 different product applications. Fifty customers, including RI.ME. Masterbatch Srl, Sezerzan Ambalaj, Colortec Srl, EuroInk Romania Srl, Zust & Bachmeier SA, AVH, Innoware, Solo Cup Company, Cadaco, Jatco, WNA, Dentek, CSI- Cosmolab, and Pace Industries, have commercialized and introduced in excess of 100 different bioplastic products using the Company’s resin.
Trends and Uncertainties that May Impact Future Results of Operations
Global Market and Economic Conditions. Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have contributed to volatility of unprecedented levels.
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
RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2010 COMPARED TO THE YEAR ENDED DECEMBER 31, 2009
Sales
Net sales increased by $3.6 million or 132%, to $6.3 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. The sales increase for the period is attributable to volume increases associated with both existing customer contracts and new contracts entered into during the third and fourth quarters of 2010 with European customers. In 2010 we had two customers, RI.ME. Masterbatch S.r.l and Dorel Juvenile Group, that each accounted for more than 10% of total gross sales. In 2009, three customers, Dorel Juvenile Goup, Innoware Plastics, Inc. and Solo Cup Company each accounted for more than 10% of total gross sales.
Gross Profit
Gross profit increased by $0.8 million or 225% to $1.1 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. As a percentage of net sales, gross profit margin increased by 41% to 17.3% for the year ended December 31, 2010 compared to 12.3% for the year ended December 31, 2009. The increase in gross profit is primarily due to lower production and raw material costs achieved as a result of our relocation of our manufacturing operations to Indiana from California as well as increased production efficiencies experienced with higher production volumes.
Operating Expenses
Overall, total Operating Expenses increased by $2.3 million or 40%, to $8.0 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase is largely attributable to increases in sales and marketing expenses as a result of increased sales commissions, staff and activities designed to increase product and market exposure in the US and European markets, increases in salaries and wages as a result of increased staffing levels to support business growth and an increase in depreciation expense associated with the new Seymour facility.
•
Marketing and sales expenses increased by $1.4 million or 382% for the year ended December 31, 2010, compared to the year ended December 31, 2009. The increase in expense is due primarily to increased sales commissions and sales and marketing staff and activities designed to increase product and market exposure in the US and international markets. During the year we more than doubled our sales and marketing force worldwide to both drive and capture market demand.

•
Research and Development costs increased by $0.1 million or 43%, to $0.4 million for the year ended December 31, 2010, compared to the year ended December 31, 2009. The increase is primarily a result of an increase in research and development activities and the cost associated with inventory used for testing purposes at the facilities of potential customers.

•
Professional fees increased by $0.1 million, or 19%, to $0.9 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase is primarily driven by fees paid to search firms for recruitment services as well as increased legal fees relating to increase in general business activities.

•
Salaries and wages, including non-cash stock based compensation of $0.5 million, increased by $0.2 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase is attributable to head count increases due necessitated by the growth in sales demand. Non-cash compensation for the year included the issuance of 81,345 restricted common shares, valued at $0.3 million to employees for services rendered.

•
Rent expense decreased by $0.1 million or 23%, to $0.4 million for the year ended December 31, 2010, compared to the year ended December 31, 2009. The decrease in rent is due primarily to lower lease costs associated with the move of the corporate offices from Hawthorne, California to El Segundo, California and of the manufacturing facilities from Hawthorne to Seymour, Indiana.

•
Depreciation and Amortization expense increased by $0.3 million, or 49% to $0.8 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase is due to additional depreciation related to the Seymour manufacturing facility which was placed in service on March 1, 2010.

Net Loss
Net loss increased by $1.4 million or 23%, to $7.5 million for the year ended December 31, 2010, compared to the year ended December 31, 2009. This increase is due primarily to the increase in operating expense as discussed above, $0.6 million spent relating to restructuring costs associated with the Strategic Restructuring Program begun in 2009 and the move of the manufacturing facility to Indiana, offset by an increase in the gross profit margin.
LIQUIDITY AND CAPITAL RESOURCES
We require working capital to fund our operations, including payments to finance our research and development and expand sales and marketing, to purchase equipment, service indebtedness, satisfy lease obligations and execute on our business plan and growth strategy.
We had net unrestricted cash of $2.4 million at December 31, 2010 as compared to $1.3 million at December 31, 2009. The net increase in unrestricted cash is attributable principally to funds received through successful private placements, sale of shares made pursuant to an effective Registration Statement on Form S-3 and venture loan proceeds.
We had positive working capital (the difference between current assets and current liabilities) of $5.1 million at December 31, 2010, as compared to positive working capital of $1.0 at December 31, 2009. The increase in working capital is due primarily to proceeds received from issuance of common stock and venture loans, and increases in accounts receivable.
During the year ended December 31, 2010, we used $8.6 million of cash for operating activities, as compared to $2.8 million during the year ended December 31, 2009. The increase in the use of cash for operating activities was primarily a result of an increase in accounts receivable and inventory amounts reflecting the significant increase in sales growth in the 2010 compared to 2009.
Cash used in investing activities during the year ended December 31, 2010 was $0.3 million compared to cash used in investing activities of $0.01 million during the year ended December 31, 2009. The increase is due to costs associated with the start-up of our Indiana facility in 2010.
Cash provided by financing activities during the year in December 31, 2010 was $9.9 million compared to $3.6 million provided by financing activities during the year ended December 31, 2009. The increase is attributable to an increase in funds received through successful private placements, sales of shares made pursuant to an effective Registration Statement on Form S-3 and venture loan proceeds.
We have incurred a net loss of $7.5 million for the year ended December 31, 2010, and $6.1 million for the year ended December 31, 2009, and have an accumulated deficit of $42.9 million as of December 31, 2010.
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
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that material information required to be disclosed is made known to management and others, as appropriate, to allow timely decision regarding required disclosure and that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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
Our management, with the participation of the CEO, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO, concluded that, as of December 31, 2010, our internal control over financial reporting was effective.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
Our directors and executive officers are as follows:

Name	Age	Position
Frederic Scheer	56	CEO, Founder and Chairman of the Board of Directors
Heather Sheehan	48	Senior Vice President and Chief Financial Officer
William Kelly	65	Senior Vice President, Technology
Mark Barton	52	Senior Vice President, Operations
Kelvin Okamoto	51	Senior Vice President, Research & Development
Jacques Vincent	64	Director
Petros Kitsos	45	Director
Craig Peus	38	Director
Franklin Hunt	61	Director
FREDERIC SCHEER, our CEO, Founder and Chairman of the Board of Directors, since Cereplast’s inception, became involved in the biodegradable plastics industry in 1994 through Montedison SpA, a large chemical conglomerate operating Novamont SpA, an Italian resin manufacturer and research company. Foreseeing that the demand for biodegradable products in North America would expand rapidly by the end of the decade, Scheer created the Biodegradable Products Institute (BPI), and this non-profit organization has quickly become the largest biodegradable association in the world, with more than 100 members, including BASF, DuPont, Georgia Pacific, NatureWorks, Dow and Eastman. Prior to his involvement in the biodegradable industry, Scheer was a merchant banker in Europe. He holds a Doctor of Laws from the University of Paris, a Masters Degree in Finance and a Masters Degree in Political Science from Institut d’Etudes Politiques, Paris, France. Scheer, a US citizen, is fluent in French, Spanish, Italian and English.
Due to his knowledge of the bioplastic and the fact that Mr. Scheer is the founder of the Company, the Board of Director concluded that Mr. Scheer had all qualifications to be a member of the Board.
HEATHER SHEEHAN originally joined Cereplast as Vice President, Chief Accounting Officer in June 2008. After a brief hiatus, Ms. Sheehan rejoined the Company effective August 2010 with her appointment as Senior Vice President and Chief Financial Officer. Ms. Sheehan has over 20 years experience in leading finance teams in international markets over a broad range of industries. Before joining Cereplast, Sheehan served as Chief Financial Officer at Exemplis Corporation and held various senior international treasury, financial planning and accounting roles at ConAgra Inc. (NYSE), International Rectifier Corp. (NYSE), and Trans Mountain Pipe Line Co., Ltd. Prior to that, Ms. Sheehan served in the audit practice of PricewaterhouseCoopers in Canada and the United Kingdom. Ms. Sheehan is a Certified Public Accountant (USA), a Chartered Accountant (Canada), and holds a Bachelor of Business Administration degree from Simon Fraser University (Vancouver, Canada).
WILLIAM KELLY, has been our Senior Vice President of Technology since July 2007. Mr. Kelly is a specialist in polymer product development, with 26 years of related industrial experience innovating new thermoplastic materials, which have been useful for serving demanding applications. Kelly led technical efforts to develop fiber forming polylactide material with a unique property set for Chronopol. Kelly also established process parameters for numerous grades of polylactic acid polymers. Kelly planned and directed activities leading to product commercialization for over 50 new polymer systems and products to meet customer needs. Kelly also developed many diverse forms of polylactic acid polymers and co-polymers — both low and high molecular weight. Kelly innovated and enhanced processing parameters for polylactic acid resin with revised material reformulations, which improved processing via fiber forming, injection molding, blow molding, film extrusion, and foam processing. Kelly invented and qualified the RADEL R7000, polyethersulfone product line at Boeing and other airframe companies, which exceeding all FAA and industry requirements for performance. He transformed AMODEL PPA resin into palatable material using existing ABS plating technology maintaining high heat capability. Kelly qualified and produced both amorphous and semi-crystalline polymers for many diverse customer applications. He has originated 20 patent applications with six issued, participated in numerous technical trials and presented papers worldwide.
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

KELVIN OKAMOTO, joined Cereplast as Senior Vice President Research & Development in December, 2010. Dr. Okamoto brings 20 plus years of research and development experience in the plastics and packaging industries to his role as Chief Technology Officer Prior to joining Cereplast, he served as Manager of Materials Engineering and Manager of Materials Engineering for Solo Cup Operating Corp. His career has included positions as an Intellectual Property Consultant, Chief Engineer at Taylor-Made-Adidas, Director of Intellectual Property at Trexel, Inc., Materials Development Manager at Pactiv, Group Leader-Structural Plastics Product Development and Research Chemist at Himont USA (presently Lyondell Basell) and Staff Chemist at GE Corporate Research and Development. Dr. Okamoto has been affiliated with the American Chemical Society, ASTM, National Association of Patent Practitioners and the Society of Plastic Engineers, where he has held a number of elected positions. Dr. Okamoto holds a Ph.D. in Chemistry from Cornell University and a Bachelor of Science in Chemistry from Stanford University.
INDEPENDENT DIRECTORS
PETROS KITSOS, Director. Mr. Kitsos has served as a Director of the Company since August 8, 2007. Mr. Kitsos is the managing principal of TBL Strategy/TBL, LLC in Los Angeles, a strategic firm providing a unique suite of professional services to diversified industrial companies designed to facilitate strategy formulation and execution, and to illuminate and solve challenges facing industry, investors and government. Prior to his establishing TBL Strategy, Kitsos had a distinguished 16 year career in investment banking with Citigroup and the predecessor companies where among other duties he was Citigroup’s Head of Western Region Mergers & Acquisitions, Head of Global Aerospace Group, Co-Head of Los Angeles Corporate Finance. As Citigroup’s Managing Director of Investment Banking, Kitsos oversaw mergers, acquisitions and divestitures in the Western Region. Kitsos is a Phi Beta Kappa graduate of Hamilton College where he currently serves on the Board of Trustees and holds an MBA with honors from Harvard Business School.
Due to his knowledge of the financial industry and his merger & acquisition experience, the Board concluded that Mr. Kitsos is qualified to serve as a Director.
JACQUES VINCENT, Director. Mr. Vincent has served as a Director of the Company since January 2008. Mr. Vincent was recently named vice chairman and advisor to the chairman and previously served as the vice chairman and chief operating officer at Groupe Danone. Vincent began his career with Danone in 1970 and has since held various financial and overall management positions within the company. Vincent is a graduate engineer of the Ecole Centrale, Paris, holds a bachelor’s degree in economics from Paris University and a Master’s of Science from Stanford University. In addition to Vincent’s position at Groupe Danone, he is also the Chairman of Daniel Carasso Research Center and Ecole Normale Superieure de Lyon, and board member of Syngenta in Switzerland and Yakult Honsha in Japan.
Due to his knowledge of the Trade and marketing of food service items and dairy products around the world, the Board concluded that Mr. Vincent is qualified to serve as a Director.
CRAIG PEUS, Director and Chair of the Audit Committee. Mr. Peus was appointed as one of our directors effective September 29, 2010. Mr. Peus currently serves as the Chairman and Founder of One Simple Move Inc., a web-based relocation software company, a position he has held since June 2006. Mr. Peus also currently serves as an advisor to three operating companies providing general business advice. Mr. Peus has served as a Managing Director of Waveland Capital Group, Inc. a multi-service investment bank. From June 2003 through December 2009, Mr. Peus was the Managing Partner and Co-Founder of Blossom Street Capital Advisors, LLC, an investment banking firm and licensed broker/dealer. Mr. Peus has held executive level positions at Astera Care, LLC, MTS Health Partners, LP, KRS Kapital, LLC and was a financial analyst at Salomon Brothers, Inc. Mr. Peus received a Bachelor of Sciences Degree in Biological Sciences from Stanford University.
Due to his knowledge of the financial industry, the Board concluded that Mr. Peus is qualified to serve as a Director. Mr. Peus is also Chairman of the Audit Committee.
FRANKLIN HUNT, Director. Mr. Hunt was appointed as one of our directors effective September 29, 2010. Mr. Hunt is the owner of Hunt Business Consulting, a company that provides consultation to companies regarding current requirements under GAAP and IFRS. Mr. Hunt served as a member of HJ &Associates, LLC from 1995 through May 2010. Mr. Hunt received a Bachelor of Science degree from Brigham Young University. He is a member of AICPA and UACPA and is a CPA licensed in Utah.
Due to his experience in public accounting, the Board concluded that Mr. Hunt is qualified to serve as a Director.
Family Relationships
There are no family relationships among our directors or executive officers.

BOARD COMMITTEES
AUDIT COMMITTEE
The audit committee of the board of directors reviews the internal accounting procedures of our company and consults with and reviews the services provided by our independent accountants. Petros Kitsos, Jacques Vincent and Craig Peus serve on our audit committee. The Board of directors has determined that Craig Peus is the audit committee financial expert.
COMPENSATION COMMITTEE
The compensation committee of the board of directors:
•	Reviews and recommends to the board the compensation and benefits of our executive officers;
•	Administers our stock option plans; and
•	Establishes and reviews general policies relating to compensation and employee benefits.
Mr. Petros Kitsos and Mr. Jacques Vincent serve on our compensation committee
No interlocking relationships exist between the board of directors or compensation committee and the board of directors or compensation committee of any other company. During the past fiscal year the compensation committee had no meetings.
NOMINATING AND CORPORATE GOVERNANCE COMMITTEE
The Nominating Committee identifies individuals qualified to become members of the Board. The Committee’s duties also includes the development and recommendation to the Board of Directors of corporate governance principles that are applicable to the Company, and is responsible for leading an annual review of the Board’s performance. Mr. Petros Kitsos and Mr. Jacques Vincent serve on our nominating and corporate governance committee.
DIRECTOR COMPENSATION
During the year ended December 31, 2010, the former Chairman of the Audit Committee received 12,500 shares of restricted common stock valued at $50,000 and $12,500 cash compensation for his service as a member of the Board of Directors and Chairman of the Audit Committee.
Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company’s securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that: Frederic Scheer, William Kelly and Heather Sheehan did not timely file Form 4s. The transactions have since been reported on Form 5s filed by each of the foregoing.
Changes in Nominating Procedures
None.
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
The following table sets forth the cash compensation (including cash bonuses) paid and equity awards granted by us for years ended December 31, 2010 and 2009 to our Chief Executive Officer and our most highly compensated officers other than the Chief Executive Officer at December 31, 2010 whose total compensation exceeded $100,000.

							Change
							in
							Pension
							Value
						Non-	and Non-
						Equity	Qualified
						Incenti	Deferred
						ve Plan	Compens	All Other
				Stock	Option	Compe	ation	Compens
Name & Principal			Bonus	Awards	Awards	nsation	Earnings	ation ($)
Position	Year	Salary ($)	($)	($)	($)	($)	($)	(1)	Total ($)
Frederic Scheer	2010	$269,778	—	$106,250	—	—	—	$133,687	$404,124
Chief Executive Officer	2009	$112,201	—	$83,836	—	—	—	$74,400	$270,437

Heather Sheehan (2)	2010	$73,571	—	$75,002	—	—	—	$77,225	$225,796
Chief Financial Officer	2009	—	—	—	—	—	—	—	—

William Kelly	2010	$141,315	—	$61,250	—	—	—	—	$202,565
SVP, Technology	2009	$135,247	—	$106,250	—	—	—	—	$241,492

(1)	Other compensation comprises payments made of salary amounts voluntarily deferred from a prior year.

(2)	Ms. Sheehan joined the Company on August 16th, 2010.

DIRECTOR COMPENSATION (in thousands)
The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year end December 31, 2010.

				Non-Equity	Change in Pension
	Fees Earned		Option	Incentive Plan	Value and Nonqualified	All Other
	or Paid in	Stock Awards	Awards	Compensation	Deferred Compensation	Compensation
Name	Cash ($)	($)	($)	($)	Earnings ($)	($)	Total ($)
Petros Kitsos	$—	$—	$—	$—	$—	$—	$—
Jacques Vincent	$—	$—	$—	$—	$—	$—	$—
Steve Hanni	$12,500	$50,000	$—	$—	$—	$—	$62,500
Craig Peus	$—	$—	$—	$—	$—	$—	$—
Franklin Hunt	$—	$—	$—	$—	$—	$—	$—
EMPLOYMENT AND OTHER AGREEMENTS
We have entered into the following agreements filed in our corporate office with our executive officers (in thousands):
•
In November 2006, we entered into an Employment Agreement effective January 1st, 2007 with our Chief Executive Officer by which he has agreed to serve as CEO for a period of five (5) years. He is entitled to a yearly cash compensation of $400,000 with annual increases of 7% but has agreed to substitute part of his cash compensation for restricted stock until the cash flow of the company will permit. During the year, Mr. Scheer agreed to defer a portion of his annual cash base salary and to substitute a portion of the cash based salary for stock until the cash flow of the company permitted payment of earned amounts.

•
Effective August 16, 2010, we entered into an Employment Agreement with Heather Sheehan pursuant to which Ms. Sheehan will serve as our Senior Vice President and Chief Financial Officer. The agreement is for a term of 2 years, unless earlier terminated, as provided in the Agreement. The agreement provides for an initial base salary of $180,000, which shall increase to $215,000 upon the Company reaching operating cash flow breakeven and further increased to $250,000 when the Company declares a profit of more than $100,000 for a single quarter. Ms. Sheehan will also be eligible for an annual bonus upon the achievement of certain goals and performance as established by the Company’s CEO. However, a bonus shall be payable only when the Company reaches cash flow breakeven. Pursuant to the terms of the agreement, Ms. Sheehan shall be paid 12 months base salary and the cash portion of the bonus if her employment is terminated without “good cause” (as defined in the Agreement) or if Ms. Sheehan is forced to resign for “good reason”, (as defined in the Agreement). The agreement provides for the grant of $75,000 in restricted stock, which shall become vested simultaneously with the commencement of Ms. Sheehan’s employment with the Company and an additional grant of $20,000 in Stock, 50% of which shall become vested immediately and 50% shall become vested on the sixth month anniversary of Ms. Sheehan’s employment with the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2011. The information in this table provides the ownership information for:
•	each person known by us to be the beneficial owner of more than 5% of our Common Stock;
•	each of our directors;
•	each of our executive officers; and
•	our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common stock beneficially owned and percentage ownership is based on 15,688,634 shares outstanding on March 29, 2011 and assuming the exercise of any options or warrants or conversion of any convertible securities held by such person, which are presently exercisable or will become exercisable within 60 days after March 29, 2011.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Frederic Scheer (1)	2,895,605	18.3%
William Kelly	136,241	*
Heather Sheehan	66,073	*
Mark Barton	45,960	*
Petros Kitsos	113,637	*
Jacques Vincent	38,500	*
Craig Peus	12,500	*
Franklin Hunt	12,500	*

All officers and directors as a group	3,424,759	20.9%

*	Less than one percent

(1)	Mr. Scheer beneficially owns such shares jointly with his wife, Jocelyne Scheer and through their private foundation The Frederic & Jocelyne Scheer Foundation.

Item 13.	Certain Relationships, Related Transactions, and Director Independence
At no time during the last two fiscal years has any executive officer, director or any member of these individuals’ immediate families, any corporation or organization with whom any of these individuals is an affiliate or any trust or estate in which any of these individuals serves as a trustee or in a similar capacity or has a substantial beneficial interest been indebted to the Company or was involved in any transaction in which the amount exceeded $120,000 and such person had a direct or indirect material interest.
Director Independence
Each of Petros Kitsos, Jacques Vincent, Craig Peus, and Franklin Hunt are independent as provided in NASDAQ Marketplace Rule 5605(a)(2).

Item 14.	Principal Accountant Fees and Services
The following table sets forth all fees we incurred in connection with professional services rendered by HJ Associates & Consultants, LLP during the years ended December 31, 2010, and 2009 (in thousands):

Fee Type	2010	2009
Audit Fees	$73	$67
Tax Fees	2	2
All Other Fees(1)	7	1

	$82	$70

(1)	All Other Fees include fees related to reviews and issuance of documents related to Registration Statements that we filed during the year.
The Audit Committee has adopted procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accountants, HJ Associates & Consultants, LLP, up to specified amounts. Pre-approval may also be given as part of the audit committee’s approval of the scope of the engagement of the independent registered public accountants or on an individual explicit case-by-case basis before the independent registered public accountants are engaged to provide each service.
The Audit Committee has determined that the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Index to Consolidated Financial Statements
(b)

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

3.5	Certificate of Amendment to the Articles of Incorporation filed January 6, 2010 ((Incorporated by reference to the Registrant’s current report on Form 8-K filed with the SEC on January 8, 2010)

3.6	Bylaws (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated July 5, 2005.)

3.7	Amendment to Bylaws (Incorporated by reference to the Registrant’s current report on Form 8-K filed with the SEC on December 28, 2009)

4.1
Form of Subscription Agreement used in connection with private offering dated April 2005 (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 26, 2005)

4.2	Stock Option Plan (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 26, 2005)

4.3
Form of Subscription Agreement used in connection with private offering of 21,800 shares of common stock (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 26, 2005)

4.4
Periodic Equity Investment Agreement dated February 13, 2006 between the Company and Cumorah Capital, Inc. (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated February 14, 2006)

4.5
Registration Rights Agreement dated February 13, 2006 between the Company and Cumorah Capital, Inc. (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated February 14, 2006)

4.6
Letter Agreement dated March 31, 2006 by and between the Company and Cumorah Capital, Inc. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission dated December 21, 2006)

4.7
Periodic Equity Investment Agreement dated December 8, 2008 between the Company and Cumorah Capital, Inc. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission dated December 8, 2008)

4.8
Form of Warrant issued in connection with the Securities Purchase Agreement, dated June 9, 2010 entered into between the Company and each investor, party thereto (Incorporated by reference to the Registrant’s current report on Form 8-K filed with the SEC on June 15, 2010)

Exhibit
Number	Description

4.9
Form of Placement Agent Warrant issued in connection with the Securities Purchase Agreement, dated June 9, 2010 entered into between the Company and each investor, party thereto (Incorporated by reference to the Registrant’s current report on Form 8-K filed with the SEC on June 15, 2010)

4.10
Form of Warrant issued in connection with the Venture Loan and Security Agreement by and between Compass Horizon Funding Company, LLC and the Company dated as December 21, 2010 (Incorporated by reference to the Registrant’s current report on Form 8-K filed with the SEC on December 22, 2010)

4.11
Form of Warrant issued in connection with the Securities Purchase Agreement dated as January 26, 2011 entered into between the Company and each investor, party thereto (Incorporated by reference to the Registrant’s current report on Form 8-K filed with the SEC on February 1, 2011)

10.1
Sale and Purchase Agreement entered between the Company and Cargill Dow LLC (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 26, 2005)

10.6
Promissory Note in the amount of $100,000 in the name of Wings Fund Inc. (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated September 21, 2005.)

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

10.11
Form of Securities Purchase Agreement, dated June 9, 2010 entered into between the Company and each investor, party thereto (Incorporated by reference to the Registrant’s current report on Form 8-K filed with the SEC on June 15, 2010)

10.12	Placement Agent Agreement between Cereplast, Inc and Ladenburg Thalmann & Co., Inc.(Incorporated by reference to the Registrant’s current report on Form 8-K filed with the SEC on June 15, 2010)

10.13
Employment agreement between Heather Sheehan and Cereplast, Inc. dated August 16, 2010. (Incorporated by reference to the Registrant’s quarterly report on Form 10-Q filed with the SEC on August 16, 2010)

10.14
Venture Loan and Security Agreement by and between Compass Horizon Funding Company, LLC and Cereplast, Inc. dated as December 21, 2010(Incorporated by reference to the Registrant’s current report on Form 8-K filed with the SEC on December 22, 2010)

10.15
Securities Purchase Agreement dated as January 26, 2011 entered into between the Company and each investor, party thereto (Incorporated by reference to the Registrant’s current report on Form 8-K filed with the SEC on February 1, 2011)

14.1	Code of Ethics ( Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated July 5, 2005.)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of the Principal and Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned on March 31, 2011, thereunto duly authorized.

CEREPLAST, INC.
Dated: March 31, 2011	By:	/s/ Frederic Scheer
Frederic Scheer,
Chairman, Chief Executive Officer, and Director (Principal Executive Officer)

Dated: March 31, 2011	By:	/s/ Heather E. Sheehan
Heather E.Sheehan
Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2011	By:	/s/ Frederic Scheer Frederic Scheer, Chairman, Chief Executive Officer, and Director (Principal Executive Officer)

Dated: March 31, 2011	By:	/s/ Heather E. Sheehan

Heather E. Sheehan Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: March 31, 2011	By:	/s/ Jacques Vincent

Jacques Vincent, Director

Dated: March 31, 2011	By:	/s/ Petros Kitsos

Petros Kitsos, Director

Dated: March 31, 2011	By:	/s/ Craig Peus

Craig Peus, Director

Dated: March 31, 2011	By:	/s/ Franklin Hunt

Franklin Hunt, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Cereplast, Inc.
El Segundo, California
We have audited the accompanying consolidated balance sheets of Cereplast, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and other comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cereplast, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

By:	/s/ HJ Associates & Consultants, LLP HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 31, 2011

CEREPLAST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	12/31/2010	12/31/2009

ASSETS
Current Assets
Cash	$2,391	$1,306
Accounts Receivable, Net	5,289	325
Inventory, Net	1,392	847
Prepaid Expenses	65	215

Total Current Assets	9,137	2,693

Property and Equipment
Property and Equipment	5,564	5,416
Accumulated Depreciation and Amortization	(2,213)	(1,520)

Net Property and Equipment	3,351	3,896

Other Assets
Restricted Cash	43	—
Deferred Loan Costs	266	—
Intangibles, Net	173	184
Deposits	14	89

Total Other Assets	496	273

Total Assets	$12,984	$6,862

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$2,566	$989
Other Payables	1	1
Accrued Expenses	1,251	604
Capital Leases, Current Portion	9	25
Loan Payable, Current Portion	149	53

Total Current Liabilities	3,976	1,672

Long-Term Liabilities
Loan Payable	2,119	9

Total Long-Term Liabilities	2,119	9

Total Liabilities	6,095	1,681

Shareholders’ Equity
Preferred Stock, $0.001 Par Value; 5,000,0000 Authorized Preferred Shares, zero outstanding	—	—
Common Stock, $0.001 Par Value; 495,000,000 Authorized Shares; 12,992,195 Shares & 9,825,476 Shares Issued and Outstanding, Respectively	13	10
Additional Paid in Capital	49,737	40,578
Retained Earnings/(Deficit)	(42,933)	(35,444)
Other Comprehensive Income	72	37

Total Shareholders’ Equity	6,889	5,181

Total Liabilities and Shareholders’ Equity	$12,984	$6,862

See accompanying notes to consolidated financial statements.

CEREPLAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(In thousands, except per share data)

	Year Ended	Year Ended
	12/31/2010	12/31/2009

GROSS SALES	$6,416	$2,751
Sales Discounts, Returns & Allowances	(72)	(12)

NET SALES	6,344	2,739

COST OF SALES	5,247	2,401

GROSS PROFIT	1,097	338

OPERATING EXPENSES
Depreciation and Amortization	803	538
Marketing Expense	1,789	371
Professional Fees	867	728
Rent Expense	425	550
Research and Development	447	313
Salaries & Wages	1,721	1,709
Salaries & Wages — Stock Based Compensation	490	274
Other Operating Expenses	1,443	1,231

TOTAL OPERATING EXPENSES	7,985	5,714

LOSS FROM OPERATIONS BEFORE OTHER INCOME(EXPENSES)	(6,888)	(5,376)

OTHER INCOME (EXPENSES)
Restructuring Costs	(586)	(449)
Loss on Settlement of Litigation	—	(67)
Loss on Sale of Equipment	—	(172)
Interest Income	2	21
Interest Expense	(17)	(29)

TOTAL OTHER INCOME (EXPENSES)	(601)	(696)

LOSS BEFORE PROVISIONS FOR TAXES	(7,489)	(6,072)

Provision for Taxes	—	—

NET LOSS	(7,489)	(6,072)

OTHER COMPREHENSIVE INCOME
Gain on Foreign Currency Translation	35	8

TOTAL COMPREHENSIVE LOSS	$(7,454)	$(6,064)

BASIC AND DILUTED LOSS PER SHARE	$(0.63)	$(0.75)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	11,779,087	8,044,487

See accompanying notes to consolidated financial statements.

CEREPLAST, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data)

							Other
	Common Stock		Preferred Stock		Additional	Accumulated	Comprehensive	Subscribed
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Income	Stock	Total

Balance, December 31, 2008	7,028,359	$7	—	$—	$34,449	$(29,372)	$29	$250	$5,363

Stock issued in fulfillment of subscriptions at $2.00 per share	125,000	0	—	—	250	—	—	(250)	—

Issuance of common stock in repayment of a convertible shareholder loan at $3,47 per share	61,250	0	—	—	213	—	—	—	213

Issuance of common stock as compensation. Stock at prices ranging from $3.60 per share to $6.00 per share	212,400	0	—	—	860	—	—	—	860

Issuance of common stock to 3rd parties and directors for services. Stock price ranging from $3.60 per share to $5.20 per share	318,590	0	—	—	1,301	—	—	—	1,301

Expense relating to cancellation of stock options under employee stock option plan	—	—	—	—	(259)	—	—	—	(259)

Issuance of common stock for cash. Stock price ranging from $1.60 per share to $2.00 per share	1,948,170	2	—	—	3,894	—	—	—	3,896

Issuance of common stock to Cumorah for commitment fee on equity line of financing	114,207	0	—	—	300	—	—	—	300

Issuance of common stock for litigation settlement	17,500	0	—	—	67	—	—	—	67

Stock Offering Costs	—	—	—	—	(496)	—	—	—	(496)

Net loss for the year ended December 31, 2009	—	—	—	—	—	(6,072)	—	—	(6,072)

Gain on foreign currency translation	—	—	—	—	—	—	8	—	8

Balance, December 31, 2009	9,825,476	10	—	—	40,578	(35,444)	37	—	5,181

Issuance of common stock as compensation. Stock at prices ranging from $2.82 per share to $5.10 per share	104,785	—	—	—	375	—	—	—	375

Issuance of common shares under a private placement at a net price of $2.00 per share	705,000	1	—	—	1,288	—	—	—	1,289

Sales of shares made pursuant to an effective to a Registration Statemetn on Form S-3 (Registration No. 333-166307) at a net price of $2.91 per share	2,137,642	2	—	—	6,216	—	—	—	6,218

Fees association with an early lease termination	31,250	—	—	—	125	—	—	—	125

Issuance of stock in for board member services	12,500	—	—	—	50	—	—	—	50

Shares issued pursuant to settlement agreement	20,162	—	—	—	75	—	—	—	75

Issuance of common stock for vendor services	153,802	—	—	—	782	—	—	—	782

Rounding due to Stock Spilt	1,578	—	—	—	—	—	—	—	—

Warrants issued in connection with debt financing arrangements	—	—	—	—	248	—	—	—	248

Net loss for the year ended December 31, 2010	—	—	—	—	—	(7,489)	—	—	(7,489)

Gain on foreign currency translation	—	—	—	—	—	—	35	—	35

Balance, December 31, 2010	12,992,195	$13	—	$—	$49,737	$(42,933)	$72	$—	$6,889

See accompanying notes to consolidated financial statements.

CEREPLAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share data)

	Year Ended	Year Ended
	12/31/2010	12/31/2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,489)	$(6,072)
Adjustment to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Amortization	803	538
Reserve for Inventory Obsolescence	—	(132)
Allowance for Doubtful Accounts	32	5
Loss on Sale of Equipment	—	172
Loss on Disposal of Leasehold Improvements Due to Restructuring	14	—
Common Stock Issued for Services, Salaries & Wages	1,407	712
Amortization of Debt Discount	2	—
Loss on Settlement of Litigation	—	67
(Increase) Decrease in:
Accounts Receivable	(4,992)	(50)
Deferred Loan Costs	(130)	—
Inventory	(543)	1,123
Deposits	75	(44)
Prepaid Expenses	149	1,026
Restricted Cash	(43)	49
Intangibles	(2)	(19)
Increase (Decrease) in:
Accounts Payable	1,578	88
Accrued Expenses	511	(226)
Other Payables	—	(32)

NET CASH USED IN OPERATING ACTIVITIES	(8,628)	(2,795)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment, and Intangibles	(263)	(18)
Proceeds from Sale of Equipment	—	4

NET CASH USED IN INVESTING ACTIVITIES	(263)	(14)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Leases	(25)	(53)
Payments from Notes Payable	(59)	(4)
Proceeds on Loan Payable, Net of Loan Costs	2,520	(37)
Proceeds from Issuance of Common Stock and Subscription Receivable	7,505	4,196
Stock Offering Costs	—	(496)

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,941	3,606

FOREIGN CURRENCY TRANSLATION	35	8

NET INCREASE (DECREASE) IN CASH	1,085	805

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,306	501

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,391	$1,306

During the year ended December 31, 2010 the Company issued 2,137,642 shares in exchange for net proceeds of $6,216 pursuant to an effective Registration Statement on Form S-3 and 705,000 shares for net cash proceeds of $1,289 in a private placement. During the year ended December 31, 2009 the Company issued 1,948,170 shares in exchange for gross proceeds of $3,896 under private placements, 114,207 shares in exchange for net proceeds of $300 pursuant to a Periodic Equity Investment Agreement, and 125,000 shares in fulfillment of subscription payable of $250.
SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
During the year ended December 31, 2010, the Company issued 31,250 shares valued at $125 for fees associated with an early lease termination, 12,500 shares valued at $50 for board member services, 153,802 shares valued at $782 for professional services and rent and 20,162 shares of common stock valued at $75 pursuant to a settlement agreement and 104,785 shares valued at $375 to employees for services. During the year ended December 31, 2009 the Company issued 212,400 shares valued at $860 for services to directors and employees and 318,590 shares valued at $1,301 for prepaid services and debt repayment to third parties. 61,250 shares of restricted common stock valued at $213 were issued to one of our shareholders in repayment of a convertible shareholder loan and 17,500 shares of restricted stock valued at $67 were issued under the terms of a litigation settlement. The Company also recognized $(259) of net expense related to vesting of employee stock options for the same period.

CEREPLAST, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
1. ORGANIZATION AND LINE OF BUSINESS
Organization
We were incorporated on September 29, 2001 in the State of Nevada under the name of Biocorp North America Inc. On March 18, 2005, we filed an amendment to our certificate of incorporation to change our name to Cereplast, Inc.
Line of Business
We have developed and are commercializing proprietary bio-based resins through two complementary product families: Cereplast Compostables® resins, which are renewable, ecologically sound substitutes for petroleum-based plastics, and Cereplast Sustainables™ resins, which replace up to 50% of the petroleum-based content of traditional plastics with materials from renewable resources. Our resins aim to be competitively priced compared to petroleum-based plastic resins and can be converted into finished products using conventional manufacturing equipment without significant additional capital investment by downstream converters.
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
We primarily conduct our operations through two product families:
•
Cereplast Compostables® resins are renewable, ecologically-sound substitutes for petroleum-based plastics targeting primarily single-use disposables and packaging applications. We offer 12 commercial grades of Compostables resins in this product line. These resins are compatible with existing manufacturing processes and equipment making them a ready substitute for traditional petroleum-based resins. We commercially introduced our Compostables line in November 2006.

•
Cereplast Sustainables™ resins are renewable, ecologically-sound substitutes for petroleum-based plastics targeting primarily single-use disposables and packaging applications. We offer eight commercial grades of Sustainables resins in this product line. These resins are compatible with existing manufacturing processes and equipment making them a ready substitute for traditional petroleum-based resins. We commercially introduced our Sustainables line in late 2007 under the name “Cereplast Hybrid Resins®”.

•
Cereplast Hybrid Resins® replace up to 50% of the petroleum content in conventional plastics with bio-based materials such as industrial starches sourced from plants. The Hybrid resins line is designed to offer similar properties to traditional polyolefins such as impact strength and heat deflection temperature, and is compatible with existing converter processes and equipment. Cereplast Hybrid Resins® provide a viable alternative for brand owners and converters looking to partially replace petroleum-based resins in durable goods applications. Hybrid Resins address this need in a wide range of markets, including automotive, consumer goods, consumer electronics, medical, packaging, and construction. We commercially introduced our first grade of Hybrid resin, Hybrid 150, at the end of 2007. We currently offer three commercial grades in this product line.

•
Cereplast Algae Plastics™. In October 2009 we announced that we have been developing a new technology to transform algae into bioplastics and intend to launch a new family of algae-based resins that will complement the company’s existing line of Compostables & Sustainable resins. Although we do not expect this new technology to become commercial before mid 2011, it remains an important development as we believe that the potential open by algae is quite substantial.

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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At various times throughout the year, the Company may have exceeded federally insured limits. At December 31, 2010 and 2009, balances in our cash accounts exceeded federally insured limits of $0.25 million by approximately, $2.3 million and $1.0 million. We have not experienced any losses in such accounts and we do not believe we are exposed to any significant credit risk on cash and cash equivalents.
Concentration of Credit Risk
We had unrestricted cash, cash equivalents, and short-term investment, totaling $2.4 million and $1.3 million at December 31, 2010 and 2009, respectively. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We actively monitor changes in interest rates.
Other Concentration
During the year ended December 31, 2010, we had two significant suppliers that accounted for 45.9% and 23.2% of total cost of goods sold and had two customers, RI. ME. Masterbatch and Dorel Juvenile Group, which accounted for 48.8% and 14.1% of total sales, respectively. No other supplier or customer accounted for more than 10% of cost of sales or sales during this period. During the year ended December 3,1 2009, we had also had two significant suppliers that accounted for 27.9% and 18.7% of total cost of goods sold and had three customers, Dorel Juvenile Group, Solo Cup Company and Innoware Plastics Inc. which accounted for 32.7%, 11.3% and 10.3% of total sales, respectively. No other supplier or customer accounted for more than 10% of cost of sales or sales during this period.
Restricted Cash
We had restricted cash in the amount of $43,000 and $0 at December 31, 2010 and 2009, respectively. The restricted cash amount consists of a “Certificate of Deposit” which supports a “Letter of Credit” for a leased facility.
Fair Value of Financial Instruments
The carrying amounts of our financial instruments as of December 31, 2010 and 2009, which include cash equivalents, accounts receivable, unbilled receivable, accounts payable, accrued expenses, and advances on financing from investors, approximate their fair values due to the short-term nature of these instruments.
Accounts Receivable
We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management performs a review of the receivables past due from customers on a monthly basis and reserves against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was $66,000 and $34,000 as of December 31, 2010 and 2009, respectively.

Inventories
Inventories are stated at the lower of cost (first-in, first-out basis) or market, and consist primarily of raw materials used in the manufacturing of bioplastic resins, finished bioplastic resins and finished goods. Inventories are reviewed for excess and obsolescence and a reserve is established accordingly. Inventories on hand at December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Raw Materials	$936	$344
Bioplastic Resins	318	355
Finished Goods	44	76
Packaging Materials	53	15
WIP	41	57
Obsolescence Reserve	—	—

Inventories, Net	$1,392	$847

Property and Equipment
Property and equipment are stated at cost, and depreciation is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are between five and seven years. Repairs and maintenance expenditures are charged to expense as incurred. Property and Equipment consist of (in thousands):

	2010	2009
Equipment	$5,074	$2,518
Automobile	25	—
Construction in Progress	135	2,589
Furniture & Fixtures	279	275
Leasehold Improvements	51	34

	5,564	5,416
Less Accumulated Depreciation	(2,213)	(1,520)

Net Property and Equipment	$3,351	$3,896

Intangibles
Intangibles are stated at cost and consist primarily of patents and trademarks. Amortization is computed on the straight-line method over the estimated life of these assets, estimated to be between five and fifteen years. Intangibles consist of (in thousands):

	2010	2090
Intangibles	$206	$208
Less Accumulated Amortization	(33)	(24)

Net Intangibles	$173	$184

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
Loss per Share Calculations
Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Our diluted loss per share is the same as the basic loss per share for the years ended December 31, 2010 and 2009 as inclusion of any potential shares would have had and anti-dilutive effect due to us generating a loss.
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
During the twelve months ended December 31, 2010, we issued shares of common stock as follows:
•
We issued 2,137,642 shares of common stock for net cash proceeds of $6.2 million pursuant to an effective Registration Statement on Form S-3 (Registration No. 333- 166307) initially filed with the Securities and Exchange Commission on April 26, 2010, and amended on May 21, 2010. The Registration Statement was declared effective on May 26, 2010.

•
In a private placement transactions made in reliance upon an exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended the “Securities Act”), we issued 705,000 shares of common stock for net cash proceeds of $1.3 million.

•	We issued 268,587 shares of common stock valued at $1.2 million to various employees, directors, and third parties for services rendered during the period.
•	We issued 31,250 shares of common stock valued at $125,000 for fees associated with the early termination of a lease in California.
•	We issued 20,162 shares of common stock valued at $75,000 pursuant to a settlement agreement.
•	We issued 2,500 shares of common stock valued at $12,000 as a termination fee related to the Periodic Equity Investment Agreement with Cumorah Capital, Inc. dated December 8, 2008
During the twelve months ended December 31, 2009, we issued shares of common stock as follows:
•
In a private placement transactions, which were made in reliance upon an exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended the “Securities Act”), we issued 833,170 restricted shares of common stock for gross cash proceeds of $1.7 million, and 125,000 restricted shares of common stock in fulfillment of subscriptions received prior to December 31, 2008 of $0.25 million.

•
We issued 61,250 shares of restricted common stock valued at $0.2 million to one of our shareholders, a party related to our Chief Executive Officer, in repayment of a convertible shareholder loan. The stock issuance includes 36,250 shares related to the original principal amount of $0.2 million and 25,000 additional shares related to an agreement to waive default penalties.

•	We issued 259,525 shares of restricted common stock valued at $1.1 million to third parties for services to be rendered over twelve-month terms beginning in March 2009, May 2009 and July 2009.
•	We issued 226,462 shares of restricted common stock valued at $0.9 million to various employees, directors, and third parties for services rendered during the period.
•	We issued 114,207 shares of restricted common stock for net cash proceeds of $0.3 million pursuant to the Periodic Equity Investment Agreement with Cumorah Capital, Inc. dated December 8, 2008.
•	We issued 17,500 shares of restricted common stock valued at $0.07 million under the terms of a litigation settlement.
•	We issued 1,115,000 shares of restricted common stock at $2.00 per share for total gross proceeds of $2.2 million under the terms of a private placement.
•	We issued 45,000 shares of common stock valued at $0.2 million in settlement of outstanding obligations.

Valuation Assumptions for Stock Options
During the year ended December 31, 2007, total stock options granted to employees were 290,625 with estimated total grant-date fair values of $4.5 million. We estimate that stock-based compensation for awards not expected to be exercised is $0.9 million. We did not issue any stock options to employees during 2010 or 2009. During the year ended December 31, 2010 and 2009, we recorded stock-based compensation related to stock options of $0 and $0.3 million, respectively. All stock options granted were fully vested as of December 31, 2009. The fair value for each stock option granted during the twelve months ended December 31, 2007 was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no dividends and the following assumptions.

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

Stock Option Activity
Our board of directors adopted the 2004 Employee Stock Option Plan. Under this Plan, the Board of Directors may issue incentive and non-qualified stock options to our employees. Options granted under these Plans generally expire at the end of five or ten years and vest in accordance with a vesting schedule determined by our Board of Directors, usually over three years from the grant date. As of December 31, 2010, 334,375 shares are available for future grants under the 2004 Employee Stock Option Plan. We settle stock option exercises with newly issued common shares. The following is a summary of stock option activity (in thousands, except per share data):

	2010		2009
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding—beginning of year	73	$22.40	249	$22.40
Granted at fair value	—	—	—	—
Exercised	—	—	—	—
Canceled/forfeited	—	—	(176)	22.40

Outstanding—end of year	73	22.40	73	22.40

Options exercisable at year-end	73	$22.40	73	$22.40

The following table summarizes information about stock options as of December 31, 2010 (in thousands, except per share data):

	Options Outstanding				Options Exercisable
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic		Exercise	Contract	Intrinsic
Range of Exercise Prices	Shares	Price	Life	Value	Shares	Price	Life	Value
$0.0-$22.40	73	$22.40	3.90	—	73	$22.40	3.90	—

All awards were fully vested as of December 31, 2009.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $4.14 as at December 31, 2010 which would have been received by the option holders had all option holders exercised their options as of that date. Based on the closing stock price at December 31, 2010, there were no in-the-money options exercisable as of December 31, 2010.

No options were granted during the year ended December 31 2010. No options were granted and 42,351 shares vested during the year ended December 31, 2009. Additionally, no options were exercised during the years ended December 31, 2010 and 2009, and as such no cash was received from employees as a result of any such exercise of stock options.
4. LOANS PAYABLE
Venture Loan Payable
On December 21, 2010, we entered into a Venture Loan and Security Agreement (the “Loan Agreement”) with Compass Horizon Funding Company, LLC (the “Lender”). The Loan Agreement provides for a total loan commitment of $5.0 million comprising of Loan A and Loan B, each in the amount of $2.5 million. Loan A was funded at closing on December 21, 2010 and matures 39 months after the date of advance. We are obligated to pay interest per annum equal to the greater of (a) 12% or (b) 12% plus the difference between (i) the one month LIBOR Rate, on the date which is five business days before the funding of such loan and (ii) .30%. We are required to make interest only payments for the first nine months of each loan and equal payments of principal over the final thirty months of each loan. We granted a security interest to the Lender in all of our property.
In connection with loan, we issued a seven year warrant to the Lender to purchase 140,000 shares of common stock of the Company at an exercise price of $4.40. The relative fair value of the warrants was $0.2 million and will be recorded as interest expense over the term of the loan. We estimated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	Dec 22, 2010
Expected Life	7 years
Expected volatility	39.9%
Dividends	None
Risk-free interest rate	2.74%
The Loan is to be repaid over 39 months as follows (in thousands):

Principal Repayment
2011	$144
2012	930
2013	1,048
2014	378

$2,500

Also in connection with the Loan Agreement, we incurred $0.3 million of debt issue costs which are deferred and amortized to interest expense over the term of the loan.
Promissory Note
During the year ended December 31, 2010, we signed a promissory note in the amount of $20,359 related to the purchase of an automobile. The note bears interest at 7.69% per annum and is to be repaid over a period of 60 months.
5. LEASES
We currently operate out of two locations in El Segundo, California and Seymour, Indiana. The leases underlying these two facilities are summarized below:
California Facilities — The El Segundo facility consists of 3,634 square feet of corporate office space. The lease commenced on March 1, 2010, for a period of five years with monthly rents of $9,118.
Indiana Facility — The 105,000 square foot Seymour facility is currently used as a manufacturing and distribution facility for our products. The Seymour facility is subject to a lease with monthly rents of $25,000 expiring in January 2018.
The future minimum lease payments are as follows (in thousands):

2011	$409
2012	409
2013	409
2014	409
2015	318
Thereafter	600

$2,556

6. MAJOR CUSTOMERS AND FOREIGN SALES
During year ended December 31, 2010 we had two customers, RI.ME. Masterbatch S.r.l. and Dorel Juvenile Group, a Division of Dorel Industries, Inc., that accounted for 48.8% and 14.1%, respectively, of total sales. During the year ended December 31, 2009, we had three customers, Dorel Juvenile Group, Innoware Plastics Inc., and Solo Cup Company that accounted for 32.7%, 10.3% and 11.3% of total sales. No other customer accounted for more than 10% of sales during this period.
Our gross sales were made up of sales to customers in the following geographic regions (in thousands):

	2010		2009
North America	$1,455	22.9%	$2,444	88.8%
International
Italy	3,091	48.8%	—
Germany	1,074	16.9%	—
Other	796	11.4%	307	11.2%

Gross sales	$6,416	100.0%	$2,751	100.0%

7. INCOME TAX
We are subject to U.S. and California income tax. Subject to limited statutory exceptions, we are no longer subject to federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2007. We are not presently liable for any income taxes nor are we undergoing any tax examinations by the Internal Revenue Service. No Deferred Tax Assets and Deferred Tax Liabilities are included in the balance sheets at December 31, 2010, or December 31, 2009.
Our policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.
8. DEFERRED TAX BENEFIT
At December 31, 2010, we have available federal and state cumulative net operating loss carry forwards of $30.7 million, which expire at various dates from 2011 through 2030.
The differences between our effective income tax rate and the statutory federal rate for the years ended December 31, 2010 and 2009 relate primarily to losses incurred for which no tax benefit was recognized, due to the uncertainty of realization. The valuation allowance was $11.4 million and $9.2 million at December 31, 2010 and 2009 respectively. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to significant annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.
A reconciliation of income tax expense that would result from applying the U.S. Federal and State rate of 39% to pre-tax income from continuing operations for the years ended December 31, 2010 and 2009, with federal income tax expense presented in the financial statements is as follows (in thousands):

	2010	2009
Income tax benefit computed at U.S. Federal statutory rate (34%)	$(2,546)	$(1,442)
State income taxes, net of benefit federal taxes	(374)	(211)
Meals & Entertainment	39	1
Stock for services	589	723
Allowance for Doubtful Accounts	12	1
Inventory Reserve	—	(51)
Depreciation	(456)	(37)
Deferred Loan Costs	(50)	—
Accruals	(66)	25
Disposal of Assets	3	(23)
Less Valuation Allowance	2,849	940

Income tax expense	$—	$—

The deferred income tax benefit at December 31, 2010 and 2009 reflects the impact of temporary differences between the amounts of assets and liabilities recorded for financial reporting purposes and such amounts as measured in accordance with tax laws. The items, which comprise a significant portion of deferred tax assets and liabilities, are approximately as follows (in thousands):

	2010	2009
Deferred Tax Assets:
NOL Carryover	$11,973	$9,146
R&D Carryover	104	84
Contribution Carryover	1	1
Allowance for Doubtful Accounts	26	93
RP Accruals	54	121
Deferred tax Liabilities:
Depreciation	(689)	(210)
Deferred Loan Costs	(50)	13
Less Valuation Allowance	(11,419)	(9,155)

Income Tax Expense	$—	$—

9. COMMON STOCK WARRANTS
In connection with the issue of 2,137,642 shares of common stock to accredited investors pursuant to an effective Registration Statement on Form S-3, we also issued warrants to purchase 1,132,950 shares of common stock of the Company. The warrants have an exercise price of $4.44 per share and are exercisable for a period of five years commencing December 2010.
In connection with the Venture Loan and Security Agreement (the “Loan Agreement”) with Compass Horizon Funding Company, LLC (See Note 4), we issued a warrant to purchase 140,000 shares of common stock of the Company. The warrants have at an exercise price of $4.40 and are exercisable for a period of seven years commencing December 2010.
A summary of the warrant activity is as follows (in thousands except per share data):

	2010		2009
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding—beginning of year	—	$—	—	$—
Issued	1,140	$4.44	—	—
Exercised	—	—	—	—

Outstanding—end of year	—	4.44	—	—

Warrants exercisable at year-end	1,140	$4.44	—	$—

10. SUBSEQUENT EVENTS
Issuance of Capital Stock
On January 26, 2011, we entered into a Securities Purchase Agreement pursuant to which, on February 1, 2011 the Company issued and sold to accredited investors 2,596,500 shares of common stock for a purchase price of $4.75 per share for aggregate gross proceeds of $12.3 million. We also issued warrants to purchase an aggregate of 649,128 shares of the Company’s common stock at an exercise price of $6.35. The Warrants have a five-year term commencing on August 1, 2011.
On February 28, 2011, we issued 99,939 shares of restricted common stock valued at $0.5 million to various employees, directors and third parties for services rendered.

Notes Payable
On February 17, 2011, we received $2.5 million of additional debt financing from Compass Horizon Funding Company, LLC (the “Lender”) under the Venture Loan and Security Agreement (see Note 4). This Loan B also matures 39 months after the date of advance and bears annual interest of the greater of (a) 12% or (b) 12% plus the difference between (i) the one month LIBOR Rate, on the date which is five business days before the funding of such loan and (ii) .30%. We are required to make interest only payments for the first nine months of the loan and equal payments of principal over the final thirty months of each loan.
Stock Options
On January 14, 2011, the Board of Directors approved grants of 300,000 stock options to key employees under the 2004 Employee Stock Option Plan. These options have a strike price of $5.31 and vest over a 4 year period.
Other Items
We have evaluated subsequent events pursuant to ASC Topic 855 and have determined that there are no additional events that require disclosure.