Form 10-Q
period 2011-03-31
Cereplast Inc
filed 2011-05-16
CIK 1324759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of May 13, 2011 is 15,757,305.

CEREPLAST, INC.
FORM 10-Q

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “Cereplast” or the “Company” shall refer to Cereplast, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CEREPLAST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares data)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash	$7,185	$2,391
Accounts Receivable, Net	11,665	5,289
Inventory, Net	1,794	1,392
Prepaid Expenses and Other Current Assets	142	65

Total Current Assets	20,786	9,137

Property and Equipment
Property and Equipment	5,647	5,564
Accumulated Depreciation and Amortization	(2,423)	(2,213)

Property and Equipment, Net	3,224	3,351

Other Assets
Restricted Cash	43	43
Deferred Loan Costs	387	266
Intangible Assets, Net	109	173
Deposits	24	14

Total Other Assets	563	496

Total Assets	$24,573	$12,984

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$1,380	$2,567
Accrued Expenses	1,327	1,251
Capital Leases, Current Portion	11	9
Loan Payable, Current Portion	584	149

Total Current Liabilities	3,302	3,976

Long-Term Liabilities
Loan Payable	4,202	2,119

Total Long-Term Liabilities	4,202	2,119

Total Liabilities	7,504	6,095

Shareholders’ Equity
Preferred Stock, $0.001 par value; 5,000,0000 shares authorized and none outstanding	—	—
Common Stock, $0.001 par value; 495,000,000 shares authorized; 15,688,634 and 12,992,195 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	16	13
Common Stock Subscribed, not issued	154	—
Additional Paid in Capital	61,557	49,737
Accumulated Deficit	(44,683)	(42,933)
Accumulated Other Comprehensive Income	25	72

Total Shareholders’ Equity	17,069	6,889

Total Liabilities and Shareholders’ Equity	$24,573	$12,984

See accompanying notes to unaudited consolidated financial statements.

CEREPLAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(unaudited, in thousands, except per share data)

	Three months ended
	March 31, 2011	March 31, 2010

GROSS SALES	$7,285	$319
Sales Discounts, Returns and Allowances	(45)	(29)

NET SALES	7,240	290

COST OF SALES	6,538	198

GROSS PROFIT	702	92

Research and Development	250	77
Selling, General and Administrative	2,043	1,480

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(1,591)	(1,465)

OTHER EXPENSES
Restructuring Costs	—	219
Interest Expense, Net	159	1

TOTAL OTHER EXPENSE, NET	159	220

NET LOSS	$(1,750)	$(1,685)

OTHER COMPREHENSIVE INCOME
(Loss) Gain on Foreign Currency Translation	(47)	18

TOTAL COMPREHENSIVE LOSS	$(1,797)	$(1,667)

BASIC AND DILUTED LOSS PER SHARE	$(0.12)	$(0.17)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	14,873	9,868

See accompanying notes to unaudited consolidated financial statements.

CEREPLAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands, except shares data)

	Three Months Ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,750)	$(1,685)
Adjustment to Reconcile Net Loss to Net Cash Used in Operating Activites
Depreciation and Amortization	216	155
Allowance for Doubtful Accounts	42	(1)
Common Stock Issued for Services, Salaries and Wages	584	175
Amortization of Loan Discount	19	—
Loss on Disposal of Leasehold Improvements	—	12
Impairment of Intangible Assets	64	—
Changes in Operating Assets and Liabilities
Accounts Receivable	(6,417)	64
Deferred Loan Costs	28	—
Inventory	(403)	(110)
Deposits	(10)	42
Prepaid Expenses	(76)	181
Restricted Cash	—	(43)
Intangibles	—	(1)
Accounts Payable	(1,337)	(223)
Accrued Expenses	97	81

NET CASH USED IN OPERATING ACTIVITIES	(8,943)	(1,353)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment, and Intangibles	(89)	(53)

NET CASH USED IN INVESTING ACTIVITIES	(89)	(53)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Leases	(1)	(9)
Payments made on Notes Payable	—	(54)
Proceeds from Loan Payable, Net of Loan Costs	2,502	21
Proceeds from Issuance of Common Stock and Subscriptions, Net of Issuance Costs	11,372	1,289

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,873	1,247

FOREIGN CURRENCY TRANSLATION	(47)	18

NET INCREASE (DECREASE) IN CASH	4,794	(141)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,391	1,306

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,185	$1,165

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year For:
Interest	$119	$1
Income Taxes	$—	$—

During the three months ended March 31, 2011, the Company issued 2,596,500 shares in exchange for net proceeds of $11,218 under a private placement. During the three months ended March 31, 2010, the Company issued 705,000 shares in exchange for net proceeds of $1,289 under a private placement.

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

During the three months ended March 31, 2011, the Company issued 83,877 shares valued at $414 for services to directors and employees, 12,000 shares valued at $59 for prepaid services and 4,062 shares valued at $20 for a settelment agreement. The Company also recognized $112 of expense related to vesting of employee stock options for the same period. During the three months ended March 31, 2010, the Company issued 31,250 shares valued at $125 for fees associated with an early lease termination and 12,500 shares valued at $50 for board member services.

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
Line of Business
We have developed and are commercializing proprietary bio-based resins through two complementary product families: (1) Cereplast Compostables® resins which are renewable, ecologically sound substitute for petroleum-based plastics and (2) Cereplast Sustainables ™ resins, which replace up to 50% of the petroleum-based content of traditional plastics with materials from renewable resources. Our resins aim to be competitively priced compared to petroleum-based plastic resins and can be converted into finished products using conventional manufacturing equipment without significant additional capital investment by downstream converters.
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

•
Cereplast Algae Plastics™. In October 2009 we announced that we have been developing a new technology to transform algae into bioplastics and intend to launch a new family of algae-based resins that will complement the company’s existing line of Compostables and Sustainable resins. Although we do not expect this new technology to become commercial before mid 2011, it remains an important development as we believe that the potential for algae-based resins is quite substantial. Cereplast algae-based resins could replace, in a first step, 50% or more of the petroleum content used in traditional plastic resins. Currently, we are using renewable material such as starches from corn, tapioca, wheat, potatoes and Ingeo® PLA, which are considered food related crops. We believe that it is important to enhance research on non-food crops as we expect a surge in demand in bioplastics in future years thus potentially creating pressure on food crops. Algae is the first non-food crop project the company will introduce and our R&D department is contemplating the development of additional non-food crop polymers in future years. Recently the algae production business has attracted considerable attention when Exxon announced a $600 million investment in Synthetic Genomics and BP invested $10 million in Martek Biosciences. We maintain that algae is a very attractive feedstock as it offers a low carbon footprint alternative and at the same time could be accessible in very large quantities. We also have a long-term future plan to create algae plastic made of 100% algae component, abandoning any reliance on fossil fuels. However, the availability of algae production in large quantities is several years away.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The unaudited consolidated financial statements include the financial condition and results of operations of our wholly-owned subsidiary, Cereplast International, S.A., a Luxembourg company organized during the year ended December 31, 2008, for the purpose of conducting sales operations in Europe. Intercompany balances and transactions have been eliminated in consolidation. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At various times throughout the year, the Company may have exceeded federally insured limits. At March 31, 2011 and December 31, 2010, balances in our cash accounts exceeded federally insured limits of $0.25 million by approximately, $7.2 million and $2.3 million, respectively. We have not experienced any losses in such accounts and we do not believe we are exposed to any significant credit risk on cash and cash equivalents.

Concentration of Credit Risk
We had unrestricted cash, cash equivalents, and short-term investment, totaling $7.2 million and $2.4 million at March 31, 2011 and December 31, 2010, respectively. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We actively monitor changes in interest rates.
Other Concentration
During the three months ended months ended March 31, 2011, we had three significant suppliers that accounted for 34.5%, 17.2% and 15.0% of total cost of goods sold. During the same period in the prior year, we had four significant suppliers that accounted for 20.1%, 16.3%, 12.9% and 12.1% of total cost of goods sold. During the three months ended March 31, 2011, we had three new customers that accounted for 64.3%, 16.8% and 10.1% of gross sales. No other suppliers or customers accounted for more than 10% of cost of sales or gross sales, respectively, during these periods.
Restricted Cash
We had restricted cash in the amount of approximately $43,000 on March 31, 2011 and December 31, 2010. The restricted cash amount consists of a “Certificate of Deposit” which supports a “Letter of Credit” for a leased facility.
Fair Value of Financial Instruments
The carrying amounts of our financial instruments as of March 31, 2011, which include cash equivalents, accounts receivable, unbilled receivable, accounts payable, accrued expenses, and advances on financing from investors, approximate their fair values due to the short-term nature of these instruments.
Accounts Receivable
We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management performs a review of the receivables past due from customers on a monthly basis and reserves against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was approximately $109,000 and $66,000 as of March 31, 2011 and December 31, 2010, respectively.
Inventories
Inventories are stated at the lower of cost (first-in, first-out basis) or market, and consist primarily of raw materials used in the manufacturing of bioplastic resins, finished bioplastic resins and finished goods. Inventories are reviewed for excess and obsolescence and a reserve is established accordingly. As of March 31, 2011 and December 31, 2010, inventories consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
	(Unaudited)
Raw Materials	$1,290	$936
Bioplastic Resins	400	318
Finished Goods	43	44
Packaging Materials	61	53
WIP	—	41
Obsolescence Reserve	—	—

Inventories, net	$1,794	$1,392

Property and Equipment
Property and equipment are stated at cost, and depreciation is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are between five and seven years. Repairs and maintenance expenditures are charged to expense as incurred. Property and Equipment consist of the following (in thousands):

	March 31, 2011	December 31, 2010
	(Unaudited)
Equipment	$5,079	$5,074
Construction in Progress	212	135
Furniture & Fixtures	279	279
Automobile	25	25
Leasehold Improvements	52	51

	5,647	5,564
Less Accumulated Depreciation	(2,423)	(2,213)

Net Property and Equipment	$3,224	$3,351

Intangible Assets
Intangible assets are stated at cost and consist primarily of patents and trademarks. Amortization is computed on the straight-line method over the estimated life of these assets, estimated to be between five and fifteen years. Intangible assets consist of the following (in thousands):

	March 31, 2011	December 31, 2010
	(Unaudited)
Intangible Assets	$142	$206
Less Accumulated Amortization	(33)	(33)

Net Intangibles	$109	$173

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

Revenue Recognition
We recognize revenue at the time of shipment of products, when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is probable.
Marketing and Advertising
We expense marketing and advertising costs as incurred. Marketing and advertising costs for the three months ended March 31, 2011 and 2010 were approximately $136,000 and $189,000 respectively.
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
Loss per Share Calculations
Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Our diluted loss per share is the same as the basic loss per share for the three months and ended March 31, 2011 and 2010 as inclusion of any potential shares would have had and anti-dilutive effect due to us generating a loss.
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
Capital Stock Issued
During the three months ended March 31, 2011, we issued shares of common stock as follows:
•
We issued 2,596,500 shares of common stock and 649,128 warrants with an exercise price of $6.35 for gross proceeds of $12.3 million pursuant to a Securities Purchase Agreement dated January 26, 2011 between the Company and each of the signatories thereto. The Company incurred stock issuance costs of approximately $1.1 million.

•	We issued 95,877 shares of common stock valued at $0.5 million to various employees, directors, and third parties for services rendered during the period.
•	We issued 4,062 shares of common stock valued at $20,000 pursuant to a settlement agreement.
Valuation Assumptions for Stock Options
During the quarter ended March 31, 2011, total stock options granted to employees were 300,000 with estimated total grant-date fair values of $0.7 million. We estimate that stock-based compensation for awards not expected to be exercised is $0.2 million. During the three months ended March 31, 2011, we recorded stock-based compensation related to stock options of $0.1 million. The fair value of stock options granted during the 3 months ended March 31, 2011 was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and the following assumptions:

March 31,
2011
Average risk-free interest rate	2.29%
Average expected life (in years)	6.0
Volatility	41.9%
•	Expected Volatility: The fair values of stock based payments were valued using a volatility factor based on our historical stock prices.
•	Expected Term: We elected to use the “simplified method” as discussed in SAB No. 107 to develop the estimate of the expected term.
•	Expected Dividend: We have not paid any dividends and do not anticipate paying dividends in the foreseeable future.
•
Risk-Free Interest Rate: We base the risk-free interest rate used on the implied yield currently available on U.S. Treasury zero-coupon issues with remaining term equivalent to the expected term of the options.

Stock Option Activity
Under the 2004 Employee Stock Option Plan adopted by our Board of Directors, the Board of Directors may issue incentive and non-qualified stock options to our employees. Options granted under the Plan generally expire at the end of five or ten years and vest in accordance with a vesting schedule determined by our Board of Directors, usually over three years from the grant date. As of March 31, 2011, 34,375 shares are available for future grants under our 2004 Employee Stock Option Plan. We settle stock option exercises with newly issued common shares. The following is a summary of stock option activity (in thousands, except per share data):

	2011		2010
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding—January 1	73	$22.40	73	$22.40
Granted at fair value	300	5.31	—	—
Exercised	—	—	—	—
Canceled/forfeited	—	—	—	—

Outstanding—March 31	373	8.65	73	22.40

Options exercisable at March 31	133	$14.69	73	$22.40

The following table summarizes information about stock options as of March 31, 2011, (in thousands, except per share data):

	Options Outstanding				Options Exercisable
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic		Exercise	Contract	Intrinsic
Range of Exercise Prices	Shares	Price	Life	Value	Shares	Price	Life	Value

$0.0 – $5.31	300	$5.31	9.93	$12	60	$5.31	9.93	$2
$5.32 – $22.40	73	$22.40	3.67	$—	73	$22.40	3.67	$—
The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $5.35 at March 31, 2011 which would have been received by the option holders had all option holders exercised their options as of that date.
4. LOANS PAYABLE
Venture Loan Payable
On December 21, 2010, we entered into a Venture Loan and Security Agreement (the “Loan Agreement”) with Compass Horizon Funding Company, LLC (the “Lender”). The Loan Agreement provides for a total loan commitment of $5.0 million comprising of Loan A and Loan B, each in the amount of $2.5 million. Loan A was funded at closing on December 21, 2010 and matures 39 months after the date of advance. Loan B was funded on February 17, 2011 and also matures 39 months after the date of advance. We are obligated to pay interest per annum equal to the greater of (a) 12% or (b) 12% plus the difference between (i) the one month LIBOR Rate, on the date which is five business days before the funding of such loan and (ii) .30%. We are required to make interest only payments for the first nine months of each loan and equal payments of principal over the final thirty months of each loan. We granted a security interest to the Lender in all of our property.
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

December 22,
Assumptions:	2010
Expected Life	7 years
Expected volatility	39.9%
Dividends	None
Risk-free interest rate	2.74%

Also in connection with the Loan Agreement, we incurred $0.3 million of debt issue costs which were deferred and are being amortized to interest expense over the term of the loan.
Promissory Note
We signed a promissory note in the amount of $20,359 related to the purchase of an automobile in fiscal year 2010. The note bears interest at 7.69% per annum and is to be repaid over a period of 60 months.
5. LEASES
We currently operate out of three locations in El Segundo, California and Seymour, Indiana and Bönen, Germany. The leases underlying these three facilities are summarized below:
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
Bönen Facility — The Bönen facility consists of approximately 1000 square feet of corporate office space. The facility is subject to a lease with monthly rents of approximately $1,000 expiring in December 2018.
6. MAJOR CUSTOMERS AND FOREIGN SALES
During the three months ended March 31, 2011 we had three customers that accounted for 64.3%, 16.8% and 10.1% of total gross sales. No other customer accounted for more than 10% of cost of sales or sales during these periods.
Our gross sales were made up of sales to customers in the following geographic regions (in thousands):

	Three Months Ended March 31,
	2011		2010
North America	$238	3.3%	$281	88.1%
International
Germany	4,687	64.3%	31	9.7%
Italy	1,578	21.7%	—	—%
Other	782	10.7%	7	2.2%

Gross sales	$7,285	100.0%	$319	100.0%

7. INCOME TAX
We are subject to U.S. and California income tax. Subject to limited statutory exceptions, we are no longer subject to federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2006. We are not presently liable for any income taxes nor are we undergoing any tax examinations by the Internal Revenue Service. No Deferred Tax Assets or Deferred Tax Liabilities are included in our balance sheets at March 31, 2011 or December 31, 2010.
Our policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

8. COMMON STOCK WARRANTS
In connection with the issue of 2,596,500 shares of common stock to accredited investors pursuant to the Securities Purchase Agreement entered into on January 26, 2011, we issued warrants to purchase 649,128 shares of the Company’s common stock. The warrants have an exercise price of $6.35 per share and are exercisable for a period of five years commencing August 1, 2011.
A summary of warrant activity for the period is as follows (in thousands except per share data):

	2011		2010
		Weighted		Weighted
	Number of	Average	Number of	Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding— January 1,	1,273	$4.44	—	$—
Issued	649	6.35	—	—
Exercised	—	—	—	—

Outstanding—March 31	1,922	5.08	—	—

Warrants exercisable at end of period	1,922	$5.08	—	$—

9. SUBSEQUENT EVENTS
The company has evaluated subsequent events pursuant to ASC 855 and has determined the following event should be disclosed:
Issuance of Capital Stock
•	Subsequent to March 31, 2011 we issued 35,000 shares upon the exercise of warrants for proceeds of $155,000.
•	Subsequent to March 31, 2011 we issued 33,671 shares of restricted common stock valued at $140,000 to employees and third parties for services rendered
Italian Expansion
On May 2, 2011 we announced plans to establish a manufacturing plant in Cannara, Italy. No firm commitments have been entered into with respect to the purchase or financing of any related facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENTS
This Form 10-Q may contain forward-looking statements, as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others, statements concerning the potential benefits that we may experience from our business activities and certain transactions we contemplate or have completed; and statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as believes, expects, anticipates, estimates, “opines, or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:
•	inability to raise sufficient additional capital to finance operations;
•	potential fluctuation in quarterly results;
•	failure to earn profits;
•	inadequate capital to expand our business, inability to raise additional capital or financing to implement our business plans;
•	decline in demand for our products and services;
•	inability to source raw materials in sufficient quantities to support growth in customer demand;
•	rapid and significant changes in markets and other factors, including national, state and local legislation, that encourage use of bioplastics;
•	failure to commercialize new grades of resin being pursued in our technical / market development “pipeline;”
•	competitor actions that curtail our market share, negatively affect pricing or limit sales growth;
•	litigation with or legal claims and allegations by outside parties;
•	insufficient revenues to cover operating costs;
There is no assurance that we will be profitable. We may not be able to successfully manage or market our products, attract or retain qualified executives and technology personnel or obtain additional customers for our products. Our products may become obsolete, government regulation may hinder our business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in our business.
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

•
Cereplast Sustainables™ resins are renewable, ecologically-sound substitutes for petroleum-based plastics targeting primarily single-use disposables and packaging applications. We offer eight commercial grades of Sustainables resins in this product line. These resins are compatible with existing manufacturing processes and equipment, making them a ready substitute for traditional petroleum-based resins. We commercially introduced our Sustainables line in late 2007 under the name “Cereplast Hybrid Resins®.”

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

•
Cereplast Algae Plastics™. In October 2009 we announced that we have been developing a new technology to transform algae into bioplastics and intend to launch a new family of algae-based resins that will complement the Company’s existing line of Compostables and Sustainable resins. Although we do not expect this new technology to become commercial before mid-2011, it remains an important development as we believe that the potential for algae-based resins is quite substantial. Cereplast algae-based resins could replace, in a first step, 50% or more of the petroleum content used in traditional plastic resins. Currently, we are using renewable material, such as starches from corn, tapioca, wheat, potatoes and Ingeo® PLA, which are considered food-related crops. We believe that it is important to enhance research on non-food crops as we are expecting a surge in demand in bioplastics in future years, thus potentially creating pressure on food crops. Algae is the first non-food crop project the Company will introduce and our R&D department is contemplating the development of additional non-food crop polymers in future years. Recently, the algae production business has attracted considerable attention when Exxon announced a $600 million investment in Synthetic Genomics and BP invested $10 million in Martek Biosciences. We believe that algae is a very attractive feedstock as it offers a low carbon footprint alternative and, at the same time, could be accessible in very large quantities. We also have a long-term future plan to create algae plastic made of 100% algae component, abandoning any reliance on fossils fuels. However, the availability of Algae production in large quantities is several years away.

Recent Strategic Events
Italian Expansion. On May 2, 2011 we announced our intention to establish a bioplastics manufacturing plant in Cannara, Italy to meet the growing demand for bioplastic resin in Europe while improving efficiencies, reducing transportation costs and minimizing logistics related risks. The plant will be located on a 125,000 square foot former industrial plant site, enabling us to benefit from existing infrastructure. Current plans for the plant include a total capacity of approximately 220 million pounds, which will be built in phases; the first phase of 50,000 tons is expected to start operations in late 2012. Additional capacity will be added coincidental with market demand.
We expect that the expansion will be financed entirely through local and regional debt facilities with Italian financial institutions as well as subsidies from various Italian state and local agencies. Capital expenditures to complete Phase I of the expansion are estimated at between €10 million and €12 million, or $14 million to $17 million.
New Distribution Agreements. During the first quarter 2011, we announced the signing of 5 new distribution agreements in Italy, Romania, Poland, Croatia and Slovenia with multiple companies. These contracts reflect our rapid growth and expansion across the Pan-European marketplace.
European Office. On January 4, 2011 we announced the opening of our European headquarters in Bönen, Germany to support the rapid expansion of our European operations and provide European-based customer with regional support and provide us with an effective platform to support the growth of bioplastics outside of the U.S.
Private Placement. In February, 2011 we raised $12.3 million through a private placement offering pursuant to which we issued 2,596,500 shares of common stock and 649,128 warrants with an exercise price of $6.35. Proceeds of the financing are being allocated to fund working capital needed to meet the rapidly growing demand for our products, particularly in the European market.
Venture Loan. In February, 2011 we received additional $2.5 million in growth capital from Horizon Technology Finance Corporation pursuant to a Venture Loan and Security Agreement entered into in December, 2010. Proceeds from the loan are being allocated to fund working capital needed to meet the robust demand for our resin.
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
As a result of these market conditions, the cost and availability of credit has been, and may continue to be, adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally, and the strength of counterparties specifically, has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers and to developing companies, such as ours. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition and the liquidity and financial condition of our customers. If these market conditions continue, they may limit our ability, and the ability of our customers, to timely replace maturing liabilities and access the capital markets to meet liquidity needs, resulting in an adverse effect on our financial condition and results of operations.
Sales. We record sales at the time that we ship our products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. We record sales net of sales discounts and allowances. For the three months ended March 31, 2011 we provided price incentives to several customers that entered into significant supply contract for their initial purchase commitments to assist in commercial launch activities. In the future, we may offer these incentives on a selective basis as we continue to grow our customer base. The amount of these incentives in future periods will be a function of the growth of our customer base and the particular commercialization.

Operating Expenses. Operating expenses consist principally of salaries (both cash and non-cash equity-based compensation), professional fees (including legal, accounting, patent-related, government compliance), marketing, sales commissions, rent and research and development. Salaries include all cash and non-cash compensation and related costs for all principal selling, general and administrative functions. During recent periods we have made grants of equity awards, including shares of restricted stock and stock options, to attract directors and members of senior management, which have resulted in non-cash compensation expense for the periods reported. We expect that non-cash compensation expense attributed to equity-based awards may increase in future periods as the result of future equity-based incentive compensation awards granted to attract and retain talented employees as we continue to grow our business. In addition, we expect to experience increases in our research and development expenses as we continue to develop new products and formulations, as well as increases in marketing and promotional expenses as we seek to increase our customer base.
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
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010
Sales
Net sales for the three months ended March 31, 2011 were $7.2 million, an increase of $6.9 million, compared to the same period in 2010. The sales increase for the period is attributable to volume increases associated with both existing customer contracts and new contracts with European customers. Environmental legislation, such as that banning the use of plastic bags in Italy that took effect on January 1st, 2011, was a key driver of demand for our bioplastic resins in the current quarter.
Cost of Sales
Cost of sales includes both fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenues. Cost of sales for the three months ended March 31, 2011 was $6.5 million, or 90.3% of net sales, compared to $0.2 million, or 68.3% of net sales, for the same period in 2010. The increase in cost of sales over the same period in the prior year is attributable to two main factors: (1) Cost of sales in the prior year period cannot be considered representative of normal sales or operations as we were in the process of relocating our production operations from California to Indiana and therefore had minimal production during this period in 2010, and (2) Cost of sales in the current period reflects the tremendous growth in sales volume from the prior year.

Gross Profit
Gross profit for the three months ended March 31, 2011 was $0.7 million, or 9.7% of net sales, compared to $0.1 million, or 31.7% of net sales, for the same period in 2010. The decrease in gross profit reflects the unusually high margins on very low volume sales in the prior year period combined with our sales strategy to gain critical market share by offering low introductory pricing to some key customers to support their programs to bring new bioplastic products to market. This strategy has proven effective in contributing to strong sales growth and growing market share. We expect that margins will improve gradually through 2011 as we capitalize on demand growth to diversify our customer base, implement strategic price increases, and continue to gain operational efficiencies.
Research and Development Expenses
Research and development expenses for the three months ended March 31, 2011 were $0.2 million, or 3.5% of net sales, compared to approximately $0.1 million, or 26.6% of net sales, for the same period in 2010. Although research and development expenses decreased as a percentage of net sales, we incurred higher expenses in 2011 related to additional headcount, including the appointment of a new Chief Technology Officer, increased manufacturing supplies used for new product development and impairment charges on intangible assets.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2011 were $2.0 million, or 28.2% of net sales, compared to $1.5 million, or 510.3% of net sales, for the same period in 2010. Although selling, general and administrative expenses decreased as a percentage of net sales, we incurred incremental expenses in 2011 across all areas of the business, including compensation associated with increased headcount, marketing, sales commissions, professional fees (including legal and accounting fees) to support the rapid growth of the business.
Other Expense, Net
Other expense, net for the three months ended March 31, 2011 was $0.2 million, as compared to $0.2 million in the same period in 2010. While there was little year over year change in these expenses, a reduction non-recurring restructuring costs from 2010 was offset by an increase in interest expense in 2011 attributable to our Venture Loan and Security Agreement with Compass Horizon Funding Company, LLC entered into in December, 2010.
Net Loss
Net loss for the three months ended March 31, 2011 was $1.8 million, as compared to $1.7 million in the same period in 2010. As discussed above, our results were favorably impacted by increases in net sales and gross profit, offset by higher research and development, and selling, general and administrative expenses incurred to support the growth of the business.
LIQUIDITY AND CAPITAL RESOURCES
We require working capital to fund our operations, including payments to finance our research and development and expand sales and marketing, to purchase equipment, service indebtedness, satisfy lease obligations and execute on our business plan and growth strategy.
We had net unrestricted cash of $7.2 million at March 31, 2011 as compared to $2.4 million at December 31, 2010. The net increase in unrestricted cash is attributable principally to funds received through equity sold through a private placement and proceeds received from our venture loan, offset by cash used in operations.

Our working capital increased from $5.2 million at December 31, 2010, to $17.5 million at March 31, 2011. The increase in working capital is due primarily to net proceeds received from a private placement offering consummated on February 1, 2011 of $11.2 million and a loan of $2.5 million, combined with increases in accounts receivable associated with higher revenue.
Cash used in operating activities during the three months ended March 31, 2011 was $8.9 million, compared to $1.4 million during the same period in the 2010. The increase in the use of cash for operating activities was primarily a result of an increase in working capital, including reductions in accounts payable and an increase in accounts receivable, which reflect the significant sales growth in the 2011 compared to 2010.
Cash used in investing activities during the three months ended March 31, 2011 was $0.1 million compared to cash used in investing activities of $0.1 million during the same period in 2010.
Cash provided by financing activities during the three months ended March 31, 2011 was $13.9 million compared to $1.2 million provided by financing activities during the same period in 2010. The increase is attributable to an increase in funds received through a private placement offering consummated on February 1, 2011 and proceeds from a venture loan from Compass Horizon Technology.
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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A.	RISK FACTORS
There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on March 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We issued the following unregistered securities during the three months ended March 31, 2011:
•	On January 26, 2011 we issued 2,596,500 shares of common stock and 649,128 warrants with an exercise price of $6.35 for gross proceeds of $12.3 million in a private placement.
•	On February 28, 2011, we issued 95,877 shares of common stock valued at $0.5 million to various employees, directors and third parties for services rendered for prepaid rent.
•	On February 28, 2011, we issued 4,062 shares of common stock valued at $20,00 pursuant to a settlement agreement
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

Date: May 16, 2011	CEREPLAST, INC.
	By:	/s/ Frederic Scheer
Frederic Scheer
Chairman, Chief Executive Officer and Director (Principal Executive Officer)