Form 10-Q
period 2011-06-30
Cereplast Inc
filed 2011-08-15
CIK 1324759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of August 12, 2011 is 15,757,305.

CEREPLAST, INC.
FORM 10-Q

Page
PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets at June 30, 2011 and December 31, 2010	3

Consolidated Statements of Operations and Other Comprehensive Income for the Three months and six months ended June 30, 2011 and 2010	4

Consolidated Statements of Cash Flows for the Six months ended June 30, 2011 and 2010	5

Notes to the Consolidated Financial Statements	6

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

Item 4T CONTROLS AND PROCEDURES	23

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS	24

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24

Item 3. DEFAULTS UPON SENIOR SECURITIES	24

Item 4. RESERVED	24

Item 5. OTHER INFORMATION	24

Item 6. EXHIBITS	25

SIGNATURES	26

EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “Cereplast” or the “Company” shall refer to Cereplast, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CEREPLAST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares data)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash	$13,136	$2,391
Accounts Receivable, Net	15,838	5,289
Inventory, Net	1,936	1,392
Prepaid Expenses and Other Current Assets	1,447	65

Total Current Assets	32,357	9,137

Property and Equipment
Property and Equipment	6,151	5,564
Accumulated Depreciation and Amortization	(2,652)	(2,213)

Property and Equipment, Net	3,499	3,351

Other Assets
Restricted Cash	43	43
Deferred Loan Costs	1,424	266
Intangible Assets, Net	151	173
Deposits	49	14

Total Other Assets	1,667	496

Total Assets	$37,523	$12,984

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$2,907	$2,567
Accrued Expenses	2,422	1,251
Capital Leases, Current Portion	18	9
Loan Payable, Current Portion	1,038	149

Total Current Liabilities	6,385	3,976

Long-Term Liabilities
Loan Payable	3,767	2,119
Convertible Subordinated Notes	12,500	—
Capital Leases, Long-Term	22	—

Total Long-Term Liabilities	16,289	2,119

Total Liabilities	22,674	6,095

Equity
Shareholders’ Equity
Preferred Stock, $0.001 par value; 5,000,0000 shares authorized and none outstanding	—	—
Common Stock, $0.001 par value; 495,000,000 shares authorized; 15,757,305 and 12,992,195 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	16	13
Additional Paid in Capital	61,866	49,737
Accumulated Deficit	(47,070)	(42,933)
Accumulated Other Comprehensive Income	33	72

Total Shareholders’ Equity	14,845	6,889
Noncontrolling Interests	4	—

Total Equity	14,849	6,889

Total Liabilities and Shareholders’ Equity	$37,523	$12,984

See accompanying notes to unaudited consolidated financial statements.

CEREPLAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

GROSS SALES	$8,149	$684	$15,435	$1,003
Sales Discounts, Returns and Allowances	(538)	(38)	(583)	(67)

NET SALES	7,611	646	14,852	936

COST OF SALES	6,688	447	13,226	645

GROSS PROFIT	923	199	1,626	291

Research and Development	259	119	509	196
Selling, General and Administrative	2,724	1,718	4,768	3,199

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(2,060)	(1,638)	(3,651)	(3,104)

OTHER EXPENSES
Restructuring Costs	—	93	—	311
Interest Expense, Net	327	—	486	1

TOTAL OTHER EXPENSE, NET	327	93	486	312

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(2,387)	(1,731)	(4,137)	(3,416)

Provision for Income Taxes	—	—	—	—

NET LOSS	(2,387)	(1,731)	(4,137)	(3,416)

OTHER COMPREHENSIVE INCOME
Gain (Loss) on Foreign Currency Translation	8	(19)	(39)	(1)

TOTAL COMPREHENSIVE LOSS	$(2,379)	$(1,750)	$(4,176)	$(3,417)

BASIC AND DILUTED LOSS PER SHARE	$(0.15)	$(0.15)	$(0.27)	$(0.32)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	15,750	11,264	15,314	10,570

See accompanying notes to unaudited consolidated financial statements.

CEREPLAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands, except shares data)

	Six Months Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,137)	$(3,416)
Adjustment to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Amortization	449	370
Allowance for Doubtful Accounts	97	(7)
Common Stock Issued for Services, Salaries and Wages	747	872
Amortization of Loan Discount	38	—
Loss on Disposal of Leasehold Improvements	—	12
Impairment of Intangible Assets	64	—
Changes in Operating Assets and Liabilities
Accounts Receivable	(10,646)	(217)
Deferred Loan Costs	98	—
Inventory	(544)	(101)
Deposits	(35)	30
Prepaid Expenses	(1,381)	(237)
Restricted Cash	—	(43)
Intangibles	—	(1)
Accounts Payable	341	(355)
Accrued Expenses	1,192	(129)

NET CASH USED IN OPERATING ACTIVITIES	(13,717)	(3,222)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment, and Intangibles	(638)	(87)

NET CASH USED IN INVESTING ACTIVITIES	(638)	(87)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Leases	(4)	(13)
Proceeds from Capital Leases	32	—
Noncontrolling Interest Activities	4	—
Payments made on Notes Payable	—	(54)
Proceeds from Loan Payable, Net of Loan Costs	2,500	21
Proceeds from Convertible Subordinated Notes, Net of Issuance Costs	11,243	—
Proceeds from Issuance of Common Stock and Subscriptions, Net of Issuance Costs	11,364	7,916

NET CASH PROVIDED BY FINANCING ACTIVITIES	25,139	7,870

FOREIGN CURRENCY TRANSLATION	(39)	(1)

NET INCREASE IN CASH	10,745	4,560

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,391	1,306

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,136	$5,866

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year For:
Interest	$269	$1
Income Taxes	$—	$—
During the six months ended June 30, 2011, the Company issued 2,596,500 shares in exchange for net proceeds of $11,218 under a private placement. During the six months ended June 30, 2010, the Company issued 2,842,642 shares in exchange for net proceeds of $8,025 under a private placement.
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
During the six months ended June 30, 2011, the Company issued 117,548 shares valued at $554 for services to directors and employees, 35,000 shares valued at $155 for exercise of common stock warrants, 12,000 shares valued at $59 for prepaid services and 4,062 shares valued at $20 for a settlement agreement. The Company also recognized $134 of expense related to vesting of employee stock options for the same period. During the six months ended June 30, 2010, the Company issued 31,250 shares valued at $125 for fees associated with an early lease termination, 12,500 shares valued at $50 for board member services, 112,552 shares valued at $569 for prepaid services and rent and 22,804 shares valued at $116 for employee services.
See accompanying notes to unaudited consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)
1. ORGANIZATION AND LINE OF BUSINESS
Organization
We were incorporated on September 29, 2001 in the State of Nevada under the name Biocorp North America Inc. On March 18, 2005, we filed an amendment to our certificate of incorporation to change our name to Cereplast, Inc.
Line of Business
We have developed and are commercializing proprietary bio-based resins through two complementary product families: (1) Cereplast Compostables® resins which are renewable, ecologically sound substitutes for petroleum-based plastics and (2) Cereplast Sustainables™ resins, which replace up to 90% of the petroleum-based content of traditional plastics with materials from renewable resources. Our resins aim to be competitively priced compared to fully petroleum-based plastic resins and can be converted into finished products using conventional manufacturing equipment without significant additional capital investment by downstream converters.
The demand for non-petroleum based, clean and renewable sources for materials, such as bioplastics, and the demand for compostable/biodegradable products are being driven globally by a variety of factors, including environmental concerns, new stringent regulations on compostable material, fossil fuel price volatility, and energy security. These factors have led to increased spending on clean and sustainable products by corporations and individuals as well as legislative initiatives at the local and state level.
We are a full-service resin solution provider uniquely positioned to capitalize on the rapidly increasing demand for sustainable and environmentally friendly alternatives to traditional plastic products.
We primarily conduct our operations through two product families:
•
Cereplast Compostables® resins are compostable and bio-based, ecologically-sound substitutes for petroleum-based plastics targeting primarily single-use disposables and packaging applications. We offer 12 commercial grades of Compostables resins in this product line. These resins are compatible with existing manufacturing processes and equipment making them a ready substitute for traditional petroleum-based resins. We commercially introduced our Compostables line in November 2006.

•
Cereplast Sustainables™ resins are partially or fully bio-based, ecologically-sound substitutes for fully petroleum-based plastics targeting primarily single-use disposables and packaging applications. We offer eight commercial grades of Sustainables resins in this product line. These resins are compatible with existing manufacturing processes and equipment, making them a ready substitute for traditional petroleum-based resins. We commercially introduced our Sustainables line in late 2007 under the name “Cereplast Hybrid Resins®”.

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

•
Cereplast Algae Plastic® resins. In October 2009 we announced that we have been developing a new technology to transform algae into bioplastics and intend to launch a new resin family containing algae-based materials that will complement the company’s existing line of resins. The first commercial product with Cereplast Algae Plastic® resin is now being produced and sold as part of our Sustainables resin family.

We believe that it is important to enhance research on non-food crops as we expect a surge in demand in bioplastics in future years, thus potentially creating pressure on food crops. Algae is the first non-food crop project the company will introduce and our R&D department is contemplating the development of additional non-food crop based materials in future years.

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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At various times throughout the year, the Company may have exceeded federally insured limits. At June 30, 2011 and December 31, 2010, balances in our cash accounts exceeded federally insured limits of $0.25 million by approximately, $13.0 million and $2.3 million, respectively. We have not experienced any losses in such accounts and we do not believe we are exposed to any significant credit risk on cash and cash equivalents.
Concentration of Credit Risk
We had unrestricted cash, cash equivalents, and short-term investment, totaling $13.1 million and $2.4 million at June 30, 2011 and December 31, 2010, respectively. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We actively monitor changes in interest rates.

Concentration of credit risk with respect to accounts receivable is limited to certain European customers to whom we make substantial sales. As at June 30, 2011 we had one large European customer that accounted for 45% of our accounts receivable balance. To reduce risk, we routinely assess the financial strength of our most significant customers, using standard credit risk evaluation methods with reference to publicly available and customer supplied information, and monitor the amounts owed to us, taking appropriate action when necessary. As a result, we believe that accounts receivable credit risk exposure is limited. We maintain an allowance for doubtful accounts, but historically have not experienced any significant losses related to an individual customer or group of customers in any particular geographic area.
Other Concentration
During the six months ended months ended June 30, 2011, we had three significant suppliers that accounted for 31.1%, 23.8% and 10.4% of total cost of goods sold. During the same period in the prior year, we had two significant suppliers that accounted for 25.7% and 24.7% of total cost of goods sold. No other suppliers accounted for more than 10% of cost of sales during these periods.
Restricted Cash
We had restricted cash in the amount of approximately $43,000 on June 30, 2011 and December 31, 2010. The restricted cash amount consists of a “Certificate of Deposit” which supports a “Letter of Credit” for a leased facility.
Fair Value of Financial Instruments
The carrying amounts of our financial instruments as of June 30, 2011, which include cash equivalents, accounts receivable, accounts payable, accrued expenses, loans payable and convertible subordinated notes approximate their fair values due to the short-term nature of these instruments.
Accounts Receivable
We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management performs a review of the receivables past due from customers on a monthly basis and reserves against uncollectible items for each customer after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was approximately $164,000 and $66,000 as of June 30, 2011 and December 31, 2010, respectively.
Inventory
Inventories are stated at the lower of cost (first-in, first-out basis) or market and consist primarily of raw materials used in the manufacturing of bioplastic resins, finished bioplastic resins and finished goods. Inventories are reviewed for excess and obsolescence and a reserve is established accordingly. As of June 30, 2011 and December 31, 2010, inventories consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
	(Unaudited)
Raw Materials	$1,526	$936
Bioplastic Resins	387	318
Finished Goods	43	44
Packaging Materials	64	53
WIP	—	41

Obsolescence Reserve	(84)	—

Inventory, Net	$1,936	$1,392

Property and Equipment
Property and equipment are stated at cost and depreciation is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are between five and seven years. Repairs and maintenance expenditures are charged to expense as incurred. Property and Equipment consist of the following (in thousands):

	June 30, 2011	December 31, 2010
	(Unaudited)
Equipment	$5,388	$5,074
Construction in Progress	217	135
Furniture & Fixtures	293	279
Automobile	25	25
Leasehold Improvements	228	51

	6,151	5,564
Less Accumulated Depreciation	(2,652)	(2,213)

Property and Equipment, Net	$3,499	$3,351

Intangible Assets
Intangible assets are stated at cost and consist primarily of patents and trademarks. Amortization is computed on the straight-line method over the estimated life of these assets, estimated to be between five and fifteen years. Intangible assets consist of the following (in thousands):

	June 30, 2011	December 31, 2010
	(Unaudited)
Intangible Assets	$185	$206
Less Accumulated Amortization	(34)	(33)

Intangible Assets, Net	$151	$173

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
Marketing and Advertising
We expense marketing and advertising costs as incurred. Marketing and advertising costs for the three months ended June 30, 2011 and 2010 were approximately $0.1 million and $0.2 million, respectively. Marketing and advertising costs for the six months ended June 30, 2011 and 2010 were approximately $0.2 million and $0.4 million, respectively.
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
Loss Per Share Calculations
Basic loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Our diluted loss per share is the same as the basic loss per share for the three months and six months ended June 30, 2011 and 2010 as inclusion of any potential shares would have had and anti-dilutive effect due to us generating a loss.
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

Capital Stock Issued
During the six months ended June 30, 2011, we issued shares of common stock as follows:
•
We issued 2,596,500 shares of common stock and 649,128 warrants with an exercise price of $6.35 for gross proceeds of $12.3 million pursuant to a Securities Purchase Agreement dated January 26, 2011 between the Company and each of the signatories thereto. The Company incurred stock issuance costs of $1.1 million.

•	We issued 35,000 shares of common stock pursuant to a warrant exercise for gross proceeds of $0.2 million.
•	We issued 129,548 shares of common stock valued at $0.7 million to various employees, directors, and third parties for services rendered during the period.
•	We issued 4,062 shares of common stock valued at $20,000 pursuant to a settlement agreement.
Valuation Assumptions for Stock Options
During the six months ended June 30, 2011, total stock options granted to employees were 300,000 with estimated total grant-date fair values of $0.7 million. We estimate that stock-based compensation for awards not expected to be exercised is $0.2 million. During the three and six months ended June 30, 2011, we recorded stock-based compensation related to stock options of $23,000 and $0.1 million, respectively. The grant date fair value was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and the following assumptions:

January 14, 2011
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

Stock Option Activity
Under the 2004 Employee Stock Option Plan adopted by our Board of Directors, the Board of Directors may issue incentive and non-qualified stock options to our employees. Options granted under the Plan generally expire at the end of five or ten years and vest in accordance with a vesting schedule determined by our Board of Directors, usually over three years from the grant date. As of June 30, 2011, 34,375 shares are available for future grants under our 2004 Employee Stock Option Plan. We settle stock option exercises with newly issued common shares. The following is a summary of stock option activity (in thousands, except per share data):

	2011		2010
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding—January 1	73	$22.40	73	$22.40
Granted at fair value	300	5.31	—	—
Exercised	—	—	—	—
Canceled/forfeited	—	—	—	—

Outstanding—June 30	373	8.65	73	22.40

Options exercisable at June 30	133	$14.69	73	$22.40

The following table summarizes information about stock options as of June 30, 2011 (in thousands, except per share data):

	Options Outstanding				Options Exercisable
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic		Exercise	Contract	Intrinsic
Range of Exercise Prices	Shares	Price	Life	Value	Shares	Price	Life	Value
$0.0 - $5.31	300	$5.31	9.68	$—	60	$5.31	9.68	$—
$5.32 - $22.40	73	$22.40	3.42	$—	73	$22.40	3.42	$—
The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $4.44 at June 30, 2011 which would have been received by the option holders had all option holders exercised their options as of that date.
Common Stock Warrants
In connection with the issue of 2,596,500 shares of common stock to accredited investors pursuant to the Securities Purchase Agreement entered into on January 26, 2011, we issued warrants to purchase 649,128 shares of the Company’s common stock. The warrants have an exercise price of $6.35 per share and are exercisable for a period of five years commencing August 1, 2011.
A summary of warrant activity is as follows (in thousands except per share data):

	2011		2010
		Weighted		Weighted
	Number of	Average	Number of	Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding— January 1	1,273	$4.44	—	$—
Issued	649	6.35	1,133	4.44
Exercised	(35)	4.44	—	—

Outstanding—June 30	1,887	$5.09	1,133	4.44

Warrants exercisable at end of period	1,887	$5.09	1,133	$4.44

4. LOANS PAYABLE AND CONVERTIBLE SUBORDINATED NOTES
Venture Loan Payable
On December 21, 2010, we entered into a Venture Loan and Security Agreement (the “Loan Agreement”) with Compass Horizon Funding Company, LLC (the “Lender” or “Horizon”). The Loan Agreement provides for a total loan commitment of $5.0 million comprising of Loan A and Loan B, each in the amount of $2.5 million. Loan A was funded at closing on December 21, 2010 and matures 39 months after the date of advance. Loan B was funded on February 17, 2011 and also matures 39 months after the date of advance. We are obligated to pay interest per annum equal to the greater of (a) 12% or (b) 12% plus the difference between (i) the one month LIBOR Rate, on the date which is five business days before the funding of such loan and (ii) .30%. We are required to make interest only payments for the first nine months of each loan and equal payments of principal over the final thirty months of each loan. We granted a security interest to the Lender in all of our property.
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
Convertible Subordinated Notes
On May 24, 2011, we issued $12.5 million in aggregate principal amount of 7% Senior Subordinated Convertible Notes due June 1, 2016 (the “Notes”). The Notes were issued pursuant to an indenture (the “Indenture”), entered into between us and Wells Fargo Bank, National Association, as trustee, on May 24, 2011. In connection with the issuance of the Notes, we entered into a Waiver to our Venture Loan and Security Agreement with Horizon, dated May 18, 2011 pursuant to which Horizon provided its consent to the offering and waived any restriction in the Loan Agreement.
The Notes are senior subordinated unsecured obligations which will rank subordinate in right to payment to all of our existing and future senior secured indebtedness and bear interest at a rate of 7% per annum payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2011. The Notes mature on June 1, 2016, with an early repurchase date of June 15, 2014 at the option of the purchaser. The Notes are convertible into shares (the “Shares”) of common stock, $0.001 par value per share, of the Company, in accordance with the terms of the Notes and the Indenture, at the initial conversion rate of 172.4138 Shares per $1,000 principal amount of Notes, equivalent to a conversion price of approximately $5.80 per Share, subject to adjustment. If the Notes are converted into Shares prior to June 2, 2014, an interest make-whole payment will be due based on the conversion date up until June 2, 2014. Upon a non-stock change in control, additional shares may need to be issued upon conversion with a maximum additional shares of 25.606 per $1,000 principal Note for a total maximum of 198.0198 shares per $1,000 Note. Certain customary anti-dilution clauses are incorporated that could adjust the conversion rate. At June 30, 2011, the Notes are convertible into 2,155,173 Shares.
The conversion feature within the Notes is not considered to be a beneficial conversion feature within the meaning of Accounting Standards Codification (“ASC”) 470, Debt, and therefore all of the gross proceeds from the Notes have been classified as long term debt. In connection with the issue of the Notes, we incurred approximately $1.2 million of debt issue costs which were deferred and are being amortized to interest expense over the term to the early repurchase date of June 15, 2014.

Also in connection with the issuance of the Notes, we entered into a Securities Purchase Agreement dated May 18, 2011 pursuant to which we agreed to prepare and file a registration statement with the Securities and Exchange Commission (“SEC”) registering the resale of the Notes and the shares of common stock underlying the Notes. If we do not file the registration statement within 30 days after the initial issuance of the Notes, such registration statement is not declared effective within 90 days, or 150 days if reviewed by the SEC, after the initial issuance of the Notes, or the prospectus is suspended for more than 30 days in any three-month period or more than 90 days in any 12-month period, additional interest will accrue equal to 0.25% per annum for the first 90 days from and including the date on which such registration default has occurred and increase to 0.50% per annum from and after the 91st day after such registration default to but excluding the date on which the registration default has been cured. We filed the registration statement with the SEC on June 16, 2011.
5. LEASES
We currently operate out of three locations in El Segundo, California, Seymour, Indiana and Bönen, Germany. The leases underlying these three facilities are summarized below:
California Facility — The El Segundo facility consists of approximately 5,475 square feet of corporate office space. The lease commenced on March 1, 2010 and has a term of five years. The lease was subsequently amended on April 1, 2011 to add additional office space (“expansion space”). The lease term relating to the expansion space expires on May 31, 2013. Our current monthly rent is $13,124, with 3% annual escalation.
Indiana Facility — The Seymour facility consists of approximately 105,000 square feet used as a manufacturing and distribution facility for our products. The lease commenced in January 2008, with a ten year term expiring in January 2018. Our current monthly rent is $25,000.
Bönen Facility— The Bönen facility consists of approximately 1,000 square feet of corporate office space. The facility is subject to a lease with monthly rents of approximately $2,000 expiring in December 2018.
6. MAJOR CUSTOMERS AND FOREIGN SALES
The following customers accounted for 10% or more of gross revenue in the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Customer A	44.7%	—	26.0%	—
Customer B	24.0%	—	12.6%	—
Customer C	13.9%	—	7.3%	—
Customer D	9.9%	—	35.5%	—
Our gross sales were made up of sales to customers in the following geographic regions (in thousands):

	Three Months Ended June 30,
	2011		2010
North America	$430	5.3%	$480	70.2%
International
Italy	5,585	68.5%	—	—%
Malta	1,131	13.9%	—	—%
Other	1,003	12.3%	204	29.8%

Gross sales	$8,149	100.0%	$684	100.0%

	Six Months Ended June 30,
	2011		2010
North America	$668	4.3%	$746	74.3%
International
Italy	7,208	46.7%	—	—%
Germany	5,491	35.6%	210	21.0%
Other	2,068	13.4%	47	4.7%

Gross sales	$15,435	100.0%	$1,003	100.0%

7. INCOME TAX
We are subject to U.S. and California income tax. Subject to limited statutory exceptions, we are no longer subject to federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2006. We are not presently liable for any income taxes nor are we undergoing any tax examinations by the Internal Revenue Service. No Deferred Tax Assets or Deferred Tax Liabilities are included in our balance sheets at June 30, 2011 or December 31, 2010.
Our policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.
8. SUBSEQUENT EVENTS
The company has evaluated subsequent events pursuant to ASC 855, Subsequent Events, and has determined that there are no events that require disclosure.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENTS
This Form 10-Q may contain forward-looking statements, as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others, statements concerning the potential benefits that we may experience from our business activities and certain transactions we contemplate or have completed; and statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as believes, expects, anticipates, estimates, opines, or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:
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
There is no assurance that we will be profitable. We may not be able to successfully manage or market our products, attract or retain qualified executives and technology personnel or obtain additional customers for our products. Our products may become obsolete, government regulation may hinder our business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options and other risks inherent in our business.
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
OVERVIEW
General
We have developed and are commercializing proprietary bio-based resins through two complementary product families: (1) Cereplast Compostables® resins, which are compostable and bio-based, ecologically sound substitutes for petroleum-based plastics, and (2) Cereplast Sustainables™ resins, which replace up to 90% of the petroleum-based content of traditional plastics with materials from renewable resources. Our resins aim to be competitively priced compared to fully petroleum-based plastic resins and can be converted into finished products using conventional manufacturing equipment without significant additional capital investment by downstream converters.
The demand for non-petroleum based, clean and renewable sources for materials, such as bioplastics, and the demand for compostable/biodegradable products are being driven globally by a variety of factors, including environmental concerns, new stringent regulations on compostable material, fossil fuel price volatility and energy security. These factors have led to increased spending on clean and sustainable products by corporations and individuals as well as legislative initiatives at the local and state level.
We are a full-service resin solution provider uniquely positioned to capitalize on the rapidly increasing demand for sustainable and environmentally friendly alternatives to traditional plastic products.
We primarily conduct our operations through two product families:
•
Cereplast Compostables® resins are compostable and bio-based, ecologically-sound substitutes for petroleum-based plastics targeting primarily single-use disposables and packaging applications. We offer 12 commercial grades of Compostables resins in this product line. These resins are compatible with existing manufacturing processes and equipment making them a ready substitute for traditional petroleum-based resins. We commercially introduced our Compostables line in November 2006.

•
Cereplast Sustainables™ resins are partially or fully bio-based, ecologically-sound substitutes for fully petroleum-based plastics targeting primarily single-use disposables and packaging applications. We offer eight commercial grades of Sustainables resins in this product line. These resins are compatible with existing manufacturing processes and equipment, making them a ready substitute for traditional petroleum-based resins. We commercially introduced our Sustainables line in late 2007 under the name “Cereplast Hybrid Resins®.”

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

Cereplast Algae Plastic® resin. In October 2009 we announced that we have been developing a new technology to transform algae into bioplastics and intend to launch a new resin family containing algae-based materials that will complement the Company’s existing line of Compostables and Sustainables resins. The first commercial product with Cereplast Algae Plastic® resin is now being produced and sold as part of our Sustainables resin family. We believe that it is important to enhance research on non-food crops as we expect a surge in demand in bioplastics in future years, thus potentially creating pressure on food crops. Algae is the first non-food crop project the Company has introduced and our R&D department is contemplating the development of additional non-food crop based materials in future years.

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
We expect that the expansion will be financed entirely through local and regional debt facilities with Italian financial institutions as well as subsidies from various Italian state and local agencies. We are in advanced stages of negotiations with these various parties and expect to conclude the financing arrangements late in the third quarter of 2011. While the acquisition has not yet been completed, we have been granted access to the site to begin preliminary work. Capital expenditures to complete Phase I of the expansion are estimated at between €10 million and €12 million, or $14 million to $17 million.
New Distribution Agreements. During 2011, we announced the signing of six new distribution agreements in Italy, Romania, Poland, Croatia, Slovenia and Turkey with multiple companies. These contracts reflect our rapid growth and expansion across the Pan-European marketplace.
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
Convertible Subordinated Notes. In May, 2011, we issued $12.5 million in aggregate principal amount of 7% Senior Subordinated Convertible Notes due June 1, 2016 (the “Notes”). Proceeds from the Notes are being allocated to fund working capital needed to meet the rapidly growing demand for our products, particularly in the European market.
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
Sales. We record sales at the time that we ship our products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. We record sales net of sales discounts and allowances. In 2011, we provided price incentives to several customers that entered into a significant supply contract for their initial purchase commitments to assist in commercial launch activities. In the future, we may offer these incentives on a selective basis as we continue to grow our customer base. The amount of these incentives in future periods will be a function of the growth of our customer base and the particular commercialization.
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
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010
Sales
Net sales for the three months ended June 30, 2011 were $7.6 million, an increase of $7.0 million, compared to the same period in 2010. The sales increase for the period is attributable to volume increases associated with both existing customer contracts and new contracts with European customers. Environmental legislation, such as that banning the use of plastic bags in Italy that took effect on January 1, 2011, as well as the increased volatility in oil prices, were key drivers of demand for our bioplastic resins in the current year.
Cost of Sales
Cost of sales includes both fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenues. Cost of sales for the three months ended June 30, 2011 was $6.7 million, or 87.9% of net sales, compared to $0.4 million, or 69.2% of net sales, for the same period in 2010. The increase in cost of sales over the same period in the prior year is attributable to two main factors: (1) Cost of sales in the prior year period cannot be considered representative of normal sales or operations as we were in the process of relocating our production operations from California to Indiana and therefore had minimal production during this period in 2010, and (2) Cost of sales in the current period reflect the tremendous growth in sales volume from the prior year.
Gross Profit
Gross profit for the three months ended June 30, 2011 was $0.9 million, or 12.1% of net sales, compared to $0.2 million, or 30.8% of net sales, for the same period in 2010. The decrease in gross profit margin reflects the unusually high margins on very low volume sales in the prior year period combined with our sales strategy to gain critical market share by offering low introductory pricing to some key customers to support their programs to bring new bioplastic products to market. This strategy has proven effective in contributing to strong sales growth and growing market share. We were successful in improving margins by 24.7% in the three month period ended June 30, 2011 compared to the three month period ended March 31, 2011, in line with expectations that margins will improve gradually through 2011 as we capitalize on demand growth to diversify our customer base, implement strategic price increases, and continue to gain operational efficiencies.
Research and Development Expenses
Research and development expenses for the three months ended June 30, 2011 were $0.3 million, or 3.4% of net sales, compared to approximately $0.1 million, or 18.4% of net sales, for the same period in 2010. Although research and development expenses decreased as a percentage of net sales, we incurred higher expenses in 2011 related to additional headcount, including the appointment of a new Chief Technology Officer and increased manufacturing supplies used for new product development.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2011 were $2.7 million, or 35.8% of net sales, compared to $1.7 million, or 265.9% of net sales, for the same period in 2010. Although selling, general and administrative expenses decreased as a percentage of net sales, we incurred incremental expenses in 2011 across all areas of the business, including compensation associated with increased headcount, performance related compensation, marketing, sales commissions, professional fees (including legal and accounting fees) to support the rapid growth of the business, including the expansion of European operations, specifically in Italy.
Other Expense, Net
Other expense, net for the three months ended June 30, 2011 was $0.3 million, as compared to $0.1 million in the same period in 2010. Other expense in 2011 consists of interest expense related to both our Loan Agreement as well as our convertible senior subordinated notes. There was no interest expense reported for the same period in the prior year. Other expense in 2010 consisted of restructuring charges which were not incurred in the current year period.
Net Loss
Net loss for the three months ended June 30, 2011 was $2.4 million, as compared to $1.7 million in the same period in 2010. As discussed above, our results were favorably impacted by increases in net sales and gross profit, offset by higher research and development, and selling, general and administrative expenses incurred to support the growth of the business.
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010
Sales
Net sales for the six months ended June 30, 2011 were $14.9 million, an increase of $13.9 million, compared to the same period in 2010. The sales increase for the period is attributable to volume increases associated with both existing customer contracts and new contracts with European customers. Environmental legislation, such as that banning the use of plastic bags in Italy that took effect on January 1, 2011, as well as the increased volatility in oil prices, were key drivers of demand for our bioplastic resins in the current quarter.
Cost of Sales
Cost of sales includes both fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenues. Cost of sales for the six months ended June 30, 2011 was $13.2 million, or 89.1% of net sales, compared to $0.6 million, or 68.9% of net sales, for the same period in 2010. The increase in cost of sales over the same period in the prior year is attributable to two main factors: (1) Cost of sales in the prior year period cannot be considered representative of normal sales or operations as we were in the process of relocating our production operations from California to Indiana and therefore had minimal production during this period in 2010, and (2) Cost of sales in the current period reflect the tremendous growth in sales volume from the prior year.
Gross Profit
Gross profit for the six months ended June 30, 2011 was $1.6 million, or 10.9% of net sales, compared to $0.3 million, or 31.1% of net sales, for the same period in 2010. The decrease in gross profit reflects the unusually high margins on very low volume sales in the prior year period combined our sales strategy to gain critical market share by offering low introductory pricing to some key customers to support their programs to bring new bioplastic products to market. This strategy has proven effective in contributing to strong sales growth and growing market share. We expect that margins will improve gradually through 2011 as we capitalize on demand growth to diversify our customer base, implement strategic price increases, and continue to gain operational efficiencies.

Research and Development Expenses
Research and development expenses for the six months ended June 30, 2011 were $0.5 million, or 3.4% of net sales, compared to approximately $0.2 million, or 20.9% of net sales, for the same period in 2010. Although research and development expenses decreased as a percentage of net sales, we incurred higher expenses in 2011 related to additional headcount, including the appointment of a new Chief Technology Officer, increased manufacturing supplies used for new product development and impairment charges on intangible assets.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2011 were $4.8 million, or 32.1% of net sales, compared to $3.2 million, or 341.8% of net sales, for the same period in 2010. Although selling, general and administrative expenses decreased as a percentage of net sales, we incurred incremental expenses in 2011 across all areas of the business, including compensation associated with increased headcount, performance related compensation, marketing, sales commissions, professional fees (including legal and accounting fees) to support the rapid growth of the business, including the expansion of European operations, specifically in Italy.
Other Expense, Net
Other expense, net for the six months ended June 30, 2011 was $0.5 million, as compared to $0.3 million in the same period in 2010. Other expense in 2011 consists of interest expense related to both our Loan Agreement as well as our convertible senior subordinated notes. There was no interest expense related to these items reported for the same period in the prior year. Other expense in 2010 consisted of restructuring charges which were not incurred in the current year period.
Net Loss
Net loss for the six months ended June 30, 2011 was $4.1 million, as compared to $3.4 million in the same period in 2010. As discussed above, our results were favorably impacted by increases in net sales and gross profit, offset by higher research and development, and selling, general and administrative expenses incurred to support the growth of the business.
LIQUIDITY AND CAPITAL RESOURCES
We require working capital to fund our operations, including payments to finance our research and development and expand sales and marketing, to purchase equipment, service indebtedness, satisfy lease obligations and execute on our business plan and growth strategy.
We had net unrestricted cash of $13.1 million at June 30, 2011 as compared to $2.4 million at December 31, 2010. The net increase in unrestricted cash is attributable principally to funds received through equity sold through a private placement and proceeds received from our venture loan and convertible senior subordinated notes, offset by cash used in operations.
Our working capital increased from $5.2 million at December 31, 2010, to $26.0 million at June 30, 2011. The increase in working capital is due primarily to net proceeds received from our private placement offering, convertible senior subordinated notes and venture loan, combined with increases in accounts receivable associated with higher revenue.
Cash used in operating activities during the six months ended June 30, 2011 was $13.7 million, compared to $3.2 million during the same period in the 2010. The increase in the use of cash for operating activities was primarily a result of an increase in working capital, including an increase in accounts receivable, which reflect the significant sales growth in the 2011 compared to 2010.

Cash used in investing activities during the six months ended June 30, 2011 was $0.6 million compared to cash used in investing activities of approximately $0.1 million during the same period in 2010. Investing activities during 2011 consist primarily of purchase of capital equipment to improve operational efficiency and capacity at our Seymour manufacturing facility.
Cash provided by financing activities during the six months ended June 30, 2011 was $25.1 million compared to $7.9 million provided by financing activities during the same period in 2010. The increase is attributable to an increase in funds received through a private placement offering consummated on February 1, 2011, proceeds from our issuance of convertible senior subordinated notes and proceeds from a venture loan from Compass Horizon Technology.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on March 31, 2011.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We issued the following unregistered securities during the three months ended June 30, 2011:
•	On April 4, 2011, we issued 35,000 shares of common stock valued $0.2 million pursuant to a warrant exercise.
•	On April 15, 2011, we issued 33,671 shares of common stock valued at $0.1 million to various employees for services rendered.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. RESERVED
ITEM 5. OTHER INFORMATION
On August 12, 2011, with the prior approval of the Company’s Board of Directors and its Compensation Committee, the Company entered into the Amended and Restated Employment Agreement, effective as of August 1, 2011, by and between the Company and Frederic Scheer, the Company’s President and Chief Executive Officer (the “Scheer Employment Agreement”). Key provisions of the Scheer Employment Agreement include: (i) an annual base salary of $565,000, (ii) a performance based bonus of up to 50% of annual base salary, (iii) the opportunity to participate in equity incentive programs to the same extent as other senior executives of the Company, and (iv) other benefits including long term disability benefits and a car allowance. If Mr. Scheer’s employment is terminated by the Company for reasons other than cause, or by Mr. Scheer for good reason, or in the event of death or disability, Mr. Scheer will be entitled to receive severance pay equal to 1.5 times his base salary then in effect, together with an amount equal to the average of his previous two years’ bonus payments and the continuation of coverage under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”), for the maximum time period permitted under COBRA.

ITEM 6. EXHIBITS

Exhibit
Number	Description

10.1	Employment agreement between Frederic Scheer and Cereplast, Inc. dated August 12, 2011. (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

101	XBRL (Extensible Business Reporting Language) The following materials from Cereplast Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of operations and other comprehensive loss, (iii) consolidated statements of cash flows, and (iv) the notes to the consolidated financial statements.

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

Date: August 15, 2011	CEREPLAST, INC.
	By:	/s/ Frederic Scheer
Frederic Scheer
Chairman, Chief Executive Officer and Director (Principal Executive Officer)