Form 10-Q
period 2011-09-30
Cereplast Inc
filed 2011-11-14
CIK 1324759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock outstanding as of November 11, 2011 is 15,793,553.

CEREPLAST, INC.
FORM 10-Q

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “Cereplast” or the “Company” shall refer to Cereplast, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CEREPLAST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares data)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash	$4,030	$2,391
Accounts Receivable, Net	19,119	5,289
Inventory, Net	3,486	1,392
Prepaid Expenses and Other Current Assets	1,593	65

Total Current Assets	28,228	9,137

Property and Equipment
Property and Equipment	7,007	5,564
Accumulated Depreciation and Amortization	(2,894)	(2,213)

Property and Equipment, Net	4,113	3,351

Other Assets
Restricted Cash	43	43
Deferred Loan Costs	1,459	266
Intangible Assets, Net	160	173
Deposits	49	14

Total Other Assets	1,711	496

Total Assets	$34,052	$12,984

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$3,207	$2,567
Accrued Expenses	2,095	1,251
Capital Leases, Current Portion	36	9
Loan Payable, Current Portion	1,504	149

Total Current Liabilities	6,842	3,976

Long-Term Liabilities
Loan Payable	3,318	2,119
Convertible Subordinated Notes	12,500	—
Capital Leases, Long-Term	59	—

Total Long-Term Liabilities	15,877	2,119

Total Liabilities	22,719	6,095

Equity
Shareholders’ Equity
Preferred Stock, $0.001 par value; 5,000,000 shares authorized and none outstanding	—	—
Common Stock, $0.001 par value; 495,000,000 shares authorized; 15,793,553 and 12,992,195 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	16	13

Additional Paid in Capital	61,992	49,737
Accumulated Deficit	(50,658)	(42,933)
Accumulated Other Comprehensive Income	(21)	72

Total Shareholders’ Equity	11,329	6,889
Noncontrolling Interests	4	—

Total Equity	11,333	6,889

Total Liabilities and Shareholders’ Equity	$34,052	$12,984

See accompanying notes to unaudited consolidated financial statements.

CEREPLAST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

GROSS SALES	$5,414	$1,515	$20,849	$2,519
Sales Discounts, Returns and Allowances	(45)	(2)	(628)	(70)

NET SALES	5,369	1,513	20,221	2,449

COST OF SALES	4,475	1,132	17,701	1,778

GROSS PROFIT	894	381	2,520	671

Research and Development	280	106	789	302
Selling, General and Administrative	3,689	2,233	8,457	5,432

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(3,075)	(1,958)	(6,726)	(5,063)

OTHER EXPENSES
Restructuring Costs	—	(275)	—	(586)
Interest Expense, Net	(513)	1	(999)	—

TOTAL OTHER EXPENSE, NET	(513)	(274)	(999)	(586)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(3,588)	(2,232)	(7,725)	(5,649)

Provision for Income Taxes	—	—	—	—

NET LOSS	(3,588)	(2,232)	(7,725)	(5,649)

OTHER COMPREHENSIVE INCOME
Gain (Loss) on Foreign Currency Translation	(54)	52	(93)	52

TOTAL COMPREHENSIVE LOSS	$(3,642)	$(2,180)	$(7,818)	$(5,597)

BASIC AND DILUTED LOSS PER SHARE	$(0.23)	$(0.17)	$(0.50)	$(0.49)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	15,778	12,925	15,470	11,400

See accompanying notes to unaudited consolidated financial statements.

CEREPLAST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands, except shares data)

	Nine Months Ended
	September 30, 2011	September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(7,725)	$(5,649)
Adjustment to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Amortization	694	588
Allowance for Doubtful Accounts	1,780	33
Common Stock Issued for Services, Salaries and Wages	874	1,333
Amortization of Loan Discount	57	—
Loss on Disposal of Leasehold Improvements	—	15
Impairment of Intangible Assets	64	—
Changes in Operating Assets and Liabilities
Accounts Receivable	(15,609)	(1,263)
Deferred Loan Costs	223	—
Inventory	(2,095)	(210)
Deposits	(35)	56
Prepaid Expenses and Other Current Assets	(1,514)	92
Restricted Cash	—	(43)
Accounts Payable	269	(315)
Accrued Expenses	864	58

NET CASH USED IN OPERATING ACTIVITIES	(22,153)	(5,305)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment, and Intangibles	(1,290)	(184)

NET CASH USED IN INVESTING ACTIVITIES	(1,290)	(184)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Leases	(13)	(23)
Proceeds from Capital Leases	96	—
Noncontrolling Interest Activities	4	—
Payments made on Notes Payable	—	(59)
Proceeds from Loan Payable, Net of Loan Costs	2,500	20
Proceeds from Convertible Subordinated Notes, Net of Issuance Costs	11,225	—
Proceeds from Issuance of Common Stock and Subscriptions, Net of Issuance Costs	11,363	7,507

NET CASH PROVIDED BY FINANCING ACTIVITIES	25,175	7,445

FOREIGN CURRENCY TRANSLATION	(93)	52

NET INCREASE IN CASH	1,639	2,008

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,391	1,306

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,030	$3,314

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year For:
Interest	$417	$2
Income Taxes	$—	$—
During the nine months ended September 30, 2011, the Company issued 2,596,500 shares in exchange for net proceeds of $11,208 under a private placement. During the nine months ended September 30, 2010, the Company issued 2,842,642 shares in exchange for net proceeds of $7,507 under a private placement.
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
During the nine months ended September 30, 2011, the Company issued 153,796 shares valued at $657 for services to directors and employees, 35,000 shares valued at $155 for exercise of common stock warrants, 12,000 shares valued at $59 for prepaid services and 4,062 shares valued at $20 for a settlement agreement. The Company also recognized $157 of expense related to vesting of employee stock options for the same period. During the nine months ended September 30, 2010, the Company issued 31,250 shares valued at $125 for fees associated with an early lease termination, 12,500 shares valued at $50 for board member services, 151,302 shares valued at $770 for prepaid services and rent, 78,605 shares valued at $301 for employee services and 20,162 shares valued at $75 pursuant to a settlement agreement.
See accompanying notes to unaudited consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)
1. ORGANIZATION AND LINE OF BUSINESS
Organization
We were incorporated on September 29, 2001 in the State of Nevada under the name Biocorp North America Inc. On March 18, 2005, we filed an amendment to our articles of incorporation to change our name to Cereplast, Inc. (the “Company”).
Line of Business
We have developed and are commercializing proprietary bio-based resins through two complementary product families: (1) Cereplast Compostables® resins which are renewable, ecologically sound substitutes for traditional petroleum-based non-compostable plastics and (2) Cereplast Sustainables® resins, which replace up to 90% of the petroleum-based content of traditional plastics with materials from renewable resources. Our resins aim to be competitively priced compared to fully petroleum-based plastic resins and can be converted into finished products using conventional manufacturing equipment without significant additional capital investment by downstream converters.
The demand for non-petroleum based, clean and renewable sources for materials, such as bioplastics, and the demand for compostable/biodegradable products is each being driven globally by a variety of factors, including environmental concerns, new stringent regulations on compostable material, fossil fuel price volatility, and energy security. These factors have led to increased spending on clean and sustainable products by corporations and individuals as well as legislative initiatives at the local and state level.
We are a full-service resin solution provider uniquely positioned to capitalize on the rapidly increasing demand for sustainable and environmentally friendly alternatives to traditional plastic products.
We primarily conduct our operations through two product families:
•
Cereplast Compostables® resins are compostable and bio-based, ecologically sound substitutes for petroleum-based plastics targeting primarily compostable bags, single-use food service products and packaging applications. We offer 13 commercial grades of Compostables resins in this product line. These resins are compatible with existing manufacturing processes and equipment making them a ready substitute for traditional petroleum-based resins. We commercially introduced our Compostables line in November 2006.

•
Cereplast Sustainables® resins are partially or fully bio-based, ecologically sound substitutes for fully petroleum-based plastics targeting primarily durable goods, packaging applications and applications other than single-use food service items. We offer six commercial grades of Sustainables resins in this product line. These resins are compatible with existing manufacturing processes and equipment, making them a ready substitute for traditional petroleum-based resins. We commercially introduced our Sustainables line in late 2007 under the name “Cereplast Hybrid Resins®.”

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

•
Cereplast Algae Plastic® resins. In October of 2009 we announced that we have been developing a new technology to transform algae into bioplastics and intend to launch a new resin family containing algae-based materials that will complement our existing line of resins. The first commercial product with Cereplast Algae Plastic® resin is now being produced and sold as part of our Sustainables resin family. We believe that it is important to enhance research on non-food crops as we expect a surge in demand in bioplastics in future years, thus potentially creating pressure on food crops. Algae is the first non-food crop project that we have introduced and our R&D department is contemplating the development of additional non-food crop based materials in future years.

Our patent portfolio is currently comprised of five U.S. patents, one Mexican patent, and eight pending patent applications in the U.S. and abroad. Our trademark portfolio is currently comprised of approximately 41 registered marks and 11 pending applications in the U.S. and abroad.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The unaudited consolidated financial statements include the financial condition and results of operations of our wholly-owned subsidiary, Cereplast International, S.A., a Luxembourg company organized during the year ended December 31, 2008, for the purpose of conducting sales operations in Europe. Intercompany balances and transactions have been eliminated in consolidation. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements include the estimate of useful lives of property and equipment, the deferred tax valuation allowance, the allowance for doubtful accounts and the fair value of stock options. Actual results could differ from those estimates.
Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. At various times throughout the year, we may have exceeded federally insured limits. At September 30, 2011 and December 31, 2010, balances in our cash accounts exceeded federally insured limits of $0.25 million by approximately, $4.0 million and $2.3 million, respectively. We have not experienced any losses in such accounts and we do not believe we are exposed to any significant credit risk on cash and cash equivalents.
Concentration of Credit Risk
We had unrestricted cash, cash equivalents, and short-term investments totaling $4.0 million and $2.4 million at September 30, 2011 and December 31, 2010, respectively. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We actively monitor changes in interest rates.
Concentration of credit risk with respect to accounts receivable is limited to certain European customers to whom we make substantial sales. As of September 30, 2011 we had one large European customer that accounted for $7.6 million, or 36% of our accounts receivable balance, which is past due. We have another large European customer with $6.1 million, or 29% of our receivable balance, which is not yet past due, but which we do not expect to be paid until later in the year. To reduce risk, we routinely assess the financial strength of our most significant customers, using standard credit risk evaluation methods with reference to publicly available and customer supplied information, and monitor the amounts owed to us, taking appropriate action when necessary. As a result of the recent deterioration in the general economic conditions in Europe and the slow payment by some of our European customers, we have increased our allowance for doubtful accounts by $1.7 million to reflect management’s assessment of credit risk associated with these customer balances. We are working with all customers to mitigate credit risk and ensure collection of all outstanding amounts.

Other Concentration
During the nine months ended months ended September 30, 2011, we had two significant suppliers that accounted for 34.0% and 27.6% of total cost of goods sold, respectively. During the same period in the prior year, we had two significant suppliers that accounted for 25.7% and 24.7% of total cost of goods sold, respectively. No other suppliers accounted for more than 10% of cost of goods sold during these periods.
Restricted Cash
We had restricted cash in the amount of approximately $43,000 on September 30, 2011 and December 31, 2010. The restricted cash amount consists of a “Certificate of Deposit” which supports a “Letter of Credit” for a leased facility.
Fair Value of Financial Instruments
The carrying amounts of our financial instruments as of September 30, 2011, which include cash equivalents, accounts receivable, accounts payable, accrued expenses, loans payable and convertible subordinated notes approximate their fair values due to the short-term nature of these instruments.
Accounts Receivable
We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management performs a review of the receivables past due from customers on a monthly basis and reserves against uncollectible items for each customer after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was approximately $1.8 million and $66,000 as of September 30, 2011 and December 31, 2010, respectively.
Inventory
Inventories are stated at the lower of cost (first-in, first-out basis) or market and consist primarily of raw materials used in the manufacturing of bioplastic resins, finished bioplastic resins and finished goods. Inventories are reviewed for excess and obsolescence and a reserve is established accordingly. Inventories consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
	(Unaudited)
Raw Materials	$2,029	$936
Bioplastic Resins	1,542	318
Finished Goods	41	44
Packaging Materials	66	53
WIP	—	41
Obsolescence Reserve	(192)	—

Inventory, Net	$3,486	$1,392

Property and Equipment
Property and equipment are stated at cost and depreciation is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are between five and seven years. Repairs and maintenance expenditures are charged to expense as incurred. Property and equipment consist of the following (in thousands):

	September 30, 2011	December 31, 2010
	(Unaudited)
Equipment	$5,506	$5,074
Construction in Progress	952	135
Furniture & Fixtures	296	279
Automobile	25	25
Leasehold Improvements	228	51

	7,007	5,564
Less Accumulated Depreciation	(2,894)	(2,213)

Property and Equipment, Net	$4,113	$3,351

Intangible Assets
Intangible assets are stated at cost and consist primarily of patents and trademarks. Amortization is computed on the straight-line method over the estimated life of these assets, estimated to be between five and fifteen years. Intangible assets consist of the following (in thousands):

	September 30, 2011	December 31, 2010
	(Unaudited)
Intangible Assets	$196	$206
Less Accumulated Amortization	(36)	(33)

Intangible Assets, Net	$160	$173

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
Marketing and Advertising
We expense marketing and advertising costs as incurred. Marketing and advertising costs for the three months ended September 30, 2011 and 2010 were approximately $0.1 million and $0.2 million, respectively. Marketing and advertising costs for the nine months ended September 30, 2011 and 2010 were approximately $0.3 million and $0.5 million, respectively.
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
Loss Per Share Calculations
Basic loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Our diluted loss per share is the same as the basic loss per share for the three months and nine months ended September 30, 2011 and 2010 as inclusion of any potential shares would have had an anti-dilutive effect due to our generation of a net loss.
Legal Proceedings
From time to time, we may become involved in various lawsuits and other legal proceedings, which arise in the ordinary course of business. Legal proceedings are subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.
Comparative Figures
Certain of the prior year figures have been reclassified to conform to the presentation adopted in the current year.

3. CAPITAL STOCK
Reverse Stock Split
On March 15, 2010, we implemented a reverse split of our common stock on a 1-for-40 basis. The reverse split was effective at 6:00 a.m. on March 15, 2010. All historical and per share amounts have been adjusted to reflect the reverse stock split.
Capital Stock Issued
During the nine months ended September 30, 2011, we issued shares of common stock as follows:
•
We issued 2,596,500 shares of common stock and 649,128 warrants with an exercise price of $6.35 for gross proceeds of $12.3 million pursuant to a securities purchase agreement dated January 26, 2011 between us and each of the signatories thereto. We incurred stock issuance costs of $1.1 million.

•	We issued 35,000 shares of common stock pursuant to a warrant exercise for gross proceeds of $0.2 million.
•	We issued 165,796 shares of common stock valued at $0.7 million to various employees, directors, and third parties for services rendered during the period.
•	We issued 4,062 shares of common stock valued at $20,000 pursuant to a settlement agreement.
Valuation Assumptions for Stock Options
During the nine months ended September 30, 2011, we granted options to our employees to purchase an aggregate of 300,000 shares of our common stock, with estimated total grant-date fair values of $0.7 million. We estimate that stock-based compensation for awards not expected to be exercised is $0.2 million. During the three and nine months ended September 30, 2011, we recorded stock-based compensation related to stock options of $23,000 and $0.2 million, respectively. The grant date fair value was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and the following assumptions:

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

Stock Option Activity
Under the 2004 Employee Stock Option Plan adopted by our board of directors (the “Plan”), our board of directors may issue incentive and non-qualified stock options to our employees. Options granted under the Plan generally expire at the end of five or ten years and vest in accordance with a vesting schedule determined by our board of directors, usually over three years from the grant date. As of September 30, 2011, we have 34,375 shares available for future grants under the Plan. We settle stock option exercises with newly issued shares of our common stock.

The following is a summary of stock option activity (in thousands, except per share data):

	2011		2010
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding—January 1	73	$22.40	73	$22.40
Granted at fair value	300	5.31	—	—
Exercised	—	—	—	—
Canceled/forfeited	—	—	—	—

Outstanding—September 30	373	8.65	73	22.40

Options exercisable at September 30	133	$14.69	73	$22.40

The following table summarizes information about stock options as of September 30, 2011 (in thousands, except per share data):

	Options Outstanding				Options Exercisable
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
		Exercise	Contract	Intrinsic		Exercise	Contract	Intrinsic
Range of Exercise Prices	Shares	Price	Life	Value	Shares	Price	Life	Value
$0.0 - $5.31	300	$5.31	9.42	$—	60	$5.31	9.42	$—
$5.32 - $22.40	73	$22.40	3.17	$—	73	$22.40	3.17	$—
The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $2.80 at September 30, 2011 which would have been received by the option holders had all option holders exercised their options as of that date.
Common Stock Warrants
In connection with the issue of 2,596,500 shares of common stock to accredited investors pursuant to a securities purchase agreement entered into on January 26, 2011, we issued warrants to purchase 649,128 shares of our common stock. The warrants have an exercise price of $6.35 per share and are exercisable until July 31, 2016.
A summary of warrant activity is as follows (in thousands except per share data):

	2011		2010
		Weighted		Weighted
	Number of	Average	Number of	Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding— January 1,	1,273	$4.44	—	$—
Issued	649	6.35	1,133	4.44
Exercised	(35)	4.44	—	—

Outstanding—September 30	1,887	$5.09	1,133	4.44

Warrants exercisable at end of period	1,887	$5.09	1,133	$4.44

4. LOANS PAYABLE AND CONVERTIBLE SUBORDINATED NOTES
Venture Loan Payable
On December 21, 2010, we entered into a Venture Loan and Security Agreement (the “Loan Agreement”) with Compass Horizon Funding Company, LLC (the “Lender” or “Horizon”). The Loan Agreement provides for a total loan commitment of $5.0 million comprising of Loan A and Loan B, each in the amount of $2.5 million. Loan A was funded at closing on December 21, 2010 and matures 39 months after the date of advance. Loan B was funded on February 17, 2011 and also matures 39 months after the date of advance. We are obligated to pay interest per annum equal to the greater of (a) 12% or (b) 12% plus the difference between (i) the one month LIBOR Rate in effect on the date preceding the funding of such loan by five business days and (ii) .30%. We are required to make interest only payments for the first nine months of each loan and equal payments of principal over the final thirty months of each loan. We granted a security interest in all of our assets to the Lender.
In connection with loan, we issued a seven year warrant to the Lender to purchase 140,000 shares of our common stock at an exercise price of $4.40. The relative fair value of the warrants was $0.2 million and will be recorded as interest expense over the term of the loan. We estimated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions:

December 22,
Assumptions:	2010
Expected Life	7 years
Expected volatility	39.9%
Dividends	None
Risk-free interest rate	2.74%
Also in connection with the Loan Agreement, we incurred $0.4 million of debt issue costs which were deferred and are being amortized to interest expense over the term of the loan.
Promissory Note
We signed a promissory note in the amount of $20,359 related to the purchase of an automobile in fiscal year 2010. The note bears interest at 7.69% per annum and is to be repaid over a period of 60 months.
Convertible Subordinated Notes
On May 24, 2011, we issued $12.5 million in aggregate principal amount of 7% Senior Subordinated Convertible Notes due June 1, 2016 (the “Notes”). The Notes were issued pursuant to an indenture (the “Indenture”), entered into between us and Wells Fargo Bank, National Association, as trustee, on May 24, 2011. In connection with the issuance of the Notes, we entered into a Waiver to our Venture Loan and Security Agreement with Horizon, dated May 18, 2011 pursuant to which Horizon provided its consent to the offering of the Notes and waived any restrictions in the Loan Agreement.
The Notes are senior subordinated unsecured obligations which will rank subordinate in right to payment to all of our existing and future senior secured indebtedness and bear interest at a rate of 7% per annum payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2011. The Notes mature on June 1, 2016, with an early repurchase date of June 15, 2014 at the option of the purchaser. The Notes are convertible into shares of our common stock in accordance with the terms of the Notes and the Indenture, at the initial conversion rate of 172.4138 shares of our common stock per $1,000 principal amount of Notes, equivalent to a conversion price of approximately $5.80 per share, subject to adjustment. If the Notes are converted into shares of our common stock prior to June 2, 2014, an interest make-whole payment will be due based on the conversion date up until June 2, 2014. Upon a non-stock change in control, additional shares of our common stock may need to be issued upon conversion, with a maximum additional shares of 25.606 per $1,000 in principal amount of Notes being issuable thereunder, for a total maximum of 198.0198 shares per $1,000 Note. Certain customary anti-dilution provisions included in the Indenture and/or the Notes could adjust the conversion rate. At September 30, 2011, the Notes are convertible into 2,155,173 shares of our common stock.

The conversion feature within the Notes is not considered to be a beneficial conversion feature within the meaning of Accounting Standards Codification (“ASC”) 470, Debt, and therefore all of the gross proceeds from the Notes have been classified as long term debt. In connection with the issue of the Notes, we incurred approximately $1.3 million of debt issue costs which were deferred and are being amortized to interest expense over the term to the early repurchase date of June 15, 2014.
Also in connection with the issuance of the Notes, we entered into a Securities Purchase Agreement dated May 18, 2011 pursuant to which we agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) registering the resale of the Notes and the shares of common stock underlying the Notes. The registration statement was declared effective on August 10, 2011.
5. LEASES
We currently operate out of El Segundo, California, Seymour, Indiana and Bönen, Germany. The leases underlying these three facilities are summarized below:
California Facility — The El Segundo facility consists of approximately 5,475 square feet of corporate office space. The lease commenced on March 1, 2010 and has a term of five years. The lease was subsequently amended on April 1, 2011 to add additional office space. The lease term relating to the additional office space expires on May 31, 2013. Our current monthly rent is $13,124, with 3% annual escalation.
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
6. MAJOR CUSTOMERS AND FOREIGN SALES
The following customers accounted for 10% or more of gross revenue in the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Customer A	68.0%	—	27.0%	—
Customer B	29.2%	—	26.8%	—
Customer C	—	—	26.3%	—
Our gross sales were made up of sales to customers in the following geographic regions (in thousands):

	Three Months Ended September 30,
	2011		2010
North America	$81	1.5%	$440	29.0%
International
Italy	5,262	97.2%	1,022	67.5%
Other	71	1.3%	53	3.5%

Gross sales	$5,414	100.0%	$1,515	100.0%

	Nine Months Ended September 30,
	2011		2010
North America	$749	3.6%	$1,139	45.2%
International
Italy	12,470	59.8%	1,022	40.6%
Germany	5,494	26.4%	210	8.3%
Other	2,136	10.2%	148	5.9%

Gross sales	$20,849	100.0%	$2,519	100.0%

7. INCOME TAX
We are subject to U.S. and California income tax. Subject to limited statutory exceptions, we are no longer subject to federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2006. We are not presently liable for any income taxes nor are we undergoing any tax examinations by the Internal Revenue Service. No Deferred Tax Assets or Deferred Tax Liabilities are included in our balance sheets at September 30, 2011 or December 31, 2010.
Our policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.
8. SUBSEQUENT EVENTS
Purchase of Manufacturing Facility in Italy
Effective October 24, 2011, Cereplast Italia S.p.A (“Cereplast Italia”), our wholly owned subsidiary, completed its acquisition of an industrial plant and the real estate on which the industrial plant is located in Cannara, Italy. The Deed of Sale between Cereplast Italia and Societa Regionale Per Lo Sviluppo Economico Dell’Umbria — Sviluppumbria S.p.A, provided for an aggregate purchase price of €4,577,750 ($6,355,748). In connection with the acquisition, Cereplast Italia entered into the following financing transactions:
•
Mortgage loan with Banca Monte Dei Paschi Di Sienna S.p.A for the principal of €3,440,000 ($4,776,096). The loan bears interest of Euribor (6-month) plus 5.7%. The loan is for a term of 15 years with interest only payments for the first two years, payable January 1 and July 1 each year and principal and interest payments thereafter according to an amortization schedule. Twenty percent of the principal is guaranteed for 10 years by Gepafin, a local government agency; €400,000 ($555,360) of the principal is guaranteed by Eurofidi through December 31, 2016.

•
Credit facility with Intesa Sanpaolo for up €500,000 ($694,200). The facility is for a term of eight months with a floating interest rate based on Euribor (3 month), currently 5.85%. Interest is deferred for the first two months of the term. Cereplast Italia obtained a guarantee of 60% of the amount drawn on the facility from Eurofidi.

•
Credit facility with Unicredit Bank for up to €600,000 ($833,040). The facility is for a term of 18 months with a floating interest rate based on Euribor (3 month), currently 5.93%. Cereplast Italia obtained a guarantee of 60% of the amount drawn on the facility from Eurofidi.

We estimate that in addition to the purchase price, Cereplast Italia will incur estimated additional fees of €400,000 ($555,360) in connection with the acquisition.
Registered Direct Offering
On November 10, 2011, we entered into a Placement Agent Agreement, relating to a registered direct offering of up to an aggregate of 3,125,000 Units (“Units”), pursuant to which Lazard Capital Markets LLC served as the lead placement agent and Ardour Capital Investments, LLC served as the co-placement agent. Each Unit consists of one share of common stock, par value $0.001 per share, and one warrant to purchase 0.75 of a share of the Company’s common stock. The sale of the Units is being made pursuant to subscription agreements, dated November 10, 2011, between the Company and each of the investors in this offering. The investors have agreed to purchase the Units for a negotiated price of $1.60 per Unit, resulting in gross proceeds to the Company of approximately $5,000,000, before deducting the placement agents’ fees and estimated offering expenses payable by us. The net offering proceeds to the Company from the sale of the Units, after deducting the placement agents’ fees and other estimated offering expenses payable by the Company, are expected to be approximately $4,345,000.
The per share exercise price of the warrants is $2.20. The warrants are exercisable at any time on or after the date that is 180 days after the initial issuance on the date of closing and will expire on a date that is five years from the date of closing. The closing of the sale and issuance of the Units is expected to take place on or about November 16, 2011, subject to the satisfaction of customary closing conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENTS
This Form 10-Q may contain forward-looking statements, as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others, statements concerning the potential benefits that we may experience from our business activities and certain transactions we contemplate or have completed; and statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as “believe”, “expect,” “anticipate,” “estimate,” “opine,” and similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:
•	inability to raise sufficient additional capital to finance operations;
•	potential fluctuation in quarterly results;
•	failure to earn profits;
•	inadequate capital to expand our business;
•	decline in demand for our products and services;
•	inability to source raw materials in sufficient quantities to support growth in customer demand;
•	rapid and significant changes in markets and other factors, including national, state and local legislation, that encourage use of bioplastics;
•	failure to commercialize new grades of resin being pursued in our technical / market development “pipeline;”
•	competitor actions that curtail our market share, negatively affect pricing or limit sales growth;
•	inability of our customers to pay amounts owing to us;
•	litigation with or legal claims and allegations by outside parties;
•	insufficient revenues to cover operating costs;
There can be no assurance that we will be profitable. We may not be able to successfully manage or market our products, attract or retain qualified executives and technology personnel or obtain additional customers for our products. Our products may become obsolete, government regulation may hinder our business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants, stock options and/or other securities convertible into, and/or exercisable or exchangeable for, shares of our common stock, or the exercise of outstanding warrants and stock options and other risks inherent in our business.
Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on these statements, which speak only as of the date of this Form 10-Q. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that our company or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q other than as required by law, or to reflect the occurrence of unanticipated events.

OVERVIEW
General
We have developed and are commercializing proprietary bio-based resins through two complementary product families: (1) Cereplast Compostables® resins, which are compostable and bio-based, ecologically sound substitutes for traditional petroleum-based non-compostable plastics, and (2) Cereplast Sustainables® resins, which replace up to 90% of the petroleum-based content of traditional plastics with materials from renewable resources. Our resins aim to be competitively priced compared to fully petroleum-based plastic resins and can be converted into finished products using conventional manufacturing equipment without significant additional capital investment by downstream converters.
The demand for non-petroleum based, clean and renewable sources for materials, such as bioplastics, and the demand for compostable/biodegradable products, is each being driven globally by a variety of factors, including environmental concerns, new stringent regulations on compostable material, fossil fuel price volatility and energy security. These factors have led to increased spending on clean and sustainable products by corporations and individuals as well as legislative initiatives at the local and state level.
We are a full-service resin solution provider uniquely positioned to capitalize on the rapidly increasing demand for sustainable and environmentally friendly alternatives to traditional plastic products.
We primarily conduct our operations through two product families:
•
Cereplast Compostables® resins are compostable and bio-based, ecologically-sound substitutes for petroleum-based plastics targeting primarily compostable bags, single-use food service products and packaging applications. We offer 13 commercial grades of Compostables resins in this product line. These resins are compatible with existing manufacturing processes and equipment making them a ready substitute for traditional petroleum-based resins. We commercially introduced our Compostables line in November 2006.

•
Cereplast Sustainables® resins are partially or fully bio-based, ecologically-sound substitutes for fully petroleum-based plastics targeting primarily durable goods, packaging applications and applications other than single-sue food service items. We offer six commercial grades of Sustainables resins in this product line. These resins are compatible with existing manufacturing processes and equipment, making them a ready substitute for traditional petroleum-based resins. We commercially introduced our Sustainables line in late 2007 under the name “Cereplast Hybrid Resins®.”

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

•
Cereplast Algae Plastic® resin. In October of 2009 we announced that we have been developing a new technology to transform algae into bioplastics and intend to launch a new resin family containing algae-based materials that will complement our existing line of resins. The first commercial product with Cereplast Algae Plastic® resin is now being produced and sold as part of our Sustainables resin family. We believe that it is important to enhance research on non-food crops as we expect a surge in demand in bioplastics in future years, thus potentially creating pressure on food crops. Algae is the first non-food crop project that we have introduced and our R&D department is contemplating the development of additional non-food crop based materials in future years.

Our patent portfolio is currently comprised of five U.S. patents, one Mexican patent, and eight pending patent applications in the U.S. and abroad. Our trademark portfolio is currently comprised of approximately 41 registered marks and 11 pending applications in the U.S. and abroad.

Recent Strategic Events
Italian Expansion. On October 24, 2011 we completed the purchase of a manufacturing plant in Cannara, Italy that will serve as the hub for our European bioplastics production. We believe that this purchase will enable us to meet the growing demand for bioplastic resin in Europe while improving efficiencies, reducing transportation costs and minimizing logistics related risks. The plant is located on a 125,000 square foot former industrial plant site, enabling us to benefit from existing infrastructure. Current plans for the plant include a total capacity of approximately 220 million pounds, which will be built in phases; the first phase of 50,000 tons is expected to start operations in late 2012. Additional capacity will be added coincidental with market demand.
The aggregate purchase price of €4,577,750 ($6,355,748) was financed with loan and credit facilities established by Cereplast Italia SpA, our wholly owned subsidiary, and local Italian banking institutions. Additional capital expenditures to complete Phase I of the expansion are estimated at between €6 million and €8 million, or between $8 million and $11 million. We expect that these costs will also be financed entirely through local debt facilities and subsidies from government agencies.
New Distribution Agreements. During 2011, we announced the signing of eight new distribution agreements in Italy, Romania, Poland, Croatia, Slovenia, Turkey, Sweden, Norway and Denmark with multiple companies. These contracts reflect our growth and expansion across the Pan-European marketplace.
European Office. On January 4, 2011 we announced the opening of our European headquarters in Bönen, Germany to support the rapid expansion of our European operations and provide European-based customer with regional support and provide us with an effective platform to support the growth of bioplastics outside of the U.S.
Private Placement. In February, 2011 we raised $12.3 million through a private placement offering pursuant to which we issued 2,596,500 shares of common stock and 649,128 warrants with an exercise price of $6.35 per share. Proceeds of the financing are being allocated to fund working capital needed to meet the growing demand for our products, particularly in the European market.
Venture Loan. In February, 2011 we received additional $2.5 million in growth capital from Horizon Technology Finance Corporation pursuant to a Venture Loan and Security Agreement entered into in December, 2010. Proceeds from the loan are being allocated to fund working capital needed to meet the demand for our resin.
Convertible Subordinated Notes. In May, 2011, we issued $12.5 million in aggregate principal amount of 7% Senior Subordinated Convertible Notes due June 1, 2016 (the “Notes”). Proceeds from the Notes are being allocated to fund working capital needed to meet the growing demand for our products, particularly in the European market.
Registered Direct Offering. On November 10, 2011, we entered into subscription agreements, dated November 10, 2011, for the sale of up to an aggregate of 3,125,000 units in a registered direct offering for gross proceeds of approximately $5,000,000, before deducting the placement agents’ fees and estimated offering expenses payable by us. Each unit consists of one share of common stock, par value $0.001 per share, and one warrant to purchase 0.75 of a share of common stock. The closing of the sale and issuance of the units is expected to take place on or about November 16, 2011, subject to the satisfaction of customary closing conditions. Lazard Capital Markets LLC served as the lead placement agent and Ardour Capital Investments, LLC served as the co-placement agent.
Trends and Uncertainties that May Impact Future Results of Operations
Global Market and Economic Conditions. Recent global market and economic conditions, particularly in Europe, have been unprecedented and challenging with tighter credit conditions and slower growth. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have contributed to continued volatility of unprecedented levels.
As a result of these market conditions, the cost and availability of credit has been, and may continue to be, adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally, and the strength of counterparties specifically, has led many lenders and institutional investors to reduce, and in some case cease, to provide funding to borrowers and to developing companies, such as our company. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition and the liquidity and financial condition of our customers. If these market conditions continue, they may limit our ability, and the ability of our customers, to timely replace maturing liabilities and access the capital markets to meet liquidity needs, resulting in an adverse effect on our financial condition and results of operations.

Sales. We record sales at the time that we ship our products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. We record sales net of sales discounts and allowances. In 2011, we provided price incentives to several customers that entered into a significant supply contract for their initial purchase commitments to assist in commercial launch activities. In the future, we may offer these incentives on a selective basis as we continue to grow our customer base. The amount of these incentives in future periods will be a function of the growth of our customer base and the particular commercialization. A large portion of our current sales are to European customers and the impact of the recent deterioration in economic and credit conditions in Europe as well as our resulting tighter credit granting policies, may impact customer demand and therefore sales.
Operating Expenses. Operating expenses consist principally of salaries (both cash and non-cash equity-based compensation), professional fees (including legal, accounting, patent-related, government compliance), marketing, sales commissions, rent and research and development and other administrative expenses, including allowances for estimated losses that may arise if any of our customers are unable to make required payments on accounts receivable. Salaries include all cash and non-cash compensation and related costs for all principal selling, general and administrative functions. During recent periods we have made grants of equity awards, including shares of restricted stock and stock options, to attract directors and members of senior management, which have resulted in non-cash compensation expense for the periods reported. We expect that non-cash compensation expense attributed to equity-based awards may increase in future periods as the result of future equity-based incentive compensation awards granted to attract and retain talented employees as we continue to grow our business. In addition, we expect to experience increases in our research and development expenses as we continue to develop new products and formulations, as well as increases in marketing and promotional expenses as we seek to increase our customer base. Recently the financial crisis in Europe and the general economic downturn has resulted in longer customer payment cycles in excess of management’s expectations. If financial or credit conditions worsen in Europe we may continue to experience difficulties collecting these outstanding balances from our European customers, resulting in additional expenses for estimated losses that may arise due to non payment.
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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010
Sales
Net sales for the three months ended September 30, 2011 were $5.4 million, an increase of $3.9 million or 257.4%, compared to the same period in 2010. The sales increase for the period is attributable to volume increases associated with both existing customer contracts and new contracts with European customers. Environmental legislation, such as that banning the use of plastic bags in Italy that took effect on January 1, 2011, as well as the increased volatility in oil prices, were key drivers of demand for our bioplastic resins in the current year.
Cost of Sales
Cost of sales includes both fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenues. Cost of sales for the three months ended September 30, 2011 was $4.5 million, or 83.3% of net sales, compared to $1.1 million, or 74.8% of net sales, for the same period in 2010. The increase in cost of sales over the same period in the prior year is attributable to two main factors: (1) Cost of sales in the prior year period cannot be considered representative of normal sales or operations as we were in the process of relocating our production operations from California to Indiana and therefore had minimal production during this period in 2010, and (2) Cost of sales in the current period reflects the tremendous growth in sales volume from the prior year.
Gross Profit
Gross profit for the three months ended September 30, 2011 was $0.9 million, or 16.7% of net sales, compared to $0.4 million, or 25.2% of net sales, for the same period in 2010. The decrease in gross profit margin reflects the unusually high margins on very low volume sales in the prior year period combined our sales strategy to gain critical market share by offering low introductory pricing to some key customers to support their programs to bring new bioplastic products to market. This strategy has proven effective in contributing to strong sales growth and growing market share. We were successful in improving gross profit margins by 37.3% in the three month period ended September 30, 2011 compared to the three month period ended June 30, 2011, in line with expectations that margins will improve gradually through 2011 as we capitalize on demand growth to diversify our customer base, implement strategic price increases, and continue to gain operational efficiencies.
Research and Development Expenses
Research and development expenses for the three months ended September, 2011 were $0.3 million, or 5.2% of net sales, compared to approximately $0.1 million, or 7.0% of net sales, for the same period in 2010. Although research and development expenses decreased as a percentage of net sales, we incurred higher expenses in 2011 related to additional headcount, including the appointment of a new Chief Technology Officer and increased manufacturing supplies used for new product development.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2011 were $3.7 million, or 68.7% of net sales, compared to $2.2 million, or 147.6% of net sales, for the same period in 2010. The increase is entirely attributable to the $1.7 million increase in our allowance for doubtful accounts in the quarter. Other than this increase, selling general and administrative expenses remained relatively flat year over year.

Other Expense, Net
Other expense, net for the three months ended September 30, 2011 was $0.5 million, as compared to $0.3 million in the same period in 2010. Other expense in 2011 consists of interest expense related to our Loan Agreement and our convertible senior subordinated notes. There was no interest expense reported for the same period in the prior year. Other expense in 2010 consisted of restructuring charges which were not incurred in the current year period.
Net Loss
Net loss for the three months ended September 30, 2011 was $3.6 million, as compared to $2.2 million in the same period in 2010. As discussed above, our results were favorably impacted by increases in net sales and gross profit, offset by interest expense and the increase in the allowance for doubtful accounts in 2011.
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010
Sales
Net sales for the nine months ended September 30, 2011 were approximately $20.2 million, an increase of $17.8 million or 725.7%, compared to the same period in 2010. The sales increase for the period is attributable to volume increases associated with both existing customer contracts and new contracts with European customers. Environmental legislation, such as that banning the use of plastic bags in Italy that took effect on January 1, 2011, as well as the increased volatility in oil prices, were key drivers of demand for our bioplastic resins in the current year.
Cost of Sales
Cost of sales includes both fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenues. Cost of sales for the nine months ended September 30, 2011 was $17.7 million, or 87.5% of net sales, compared to $1.8 million, or 72.6% of net sales, for the same period in 2010. The increase in cost of sales over the same period in the prior year is attributable to two main factors: (1) Cost of sales in the prior year period cannot be considered representative of normal sales or operations as we were in the process of relocating our production operations from California to Indiana and therefore had minimal production during this period in 2010, and (2) Cost of sales in the current period reflects the tremendous growth in sales volume from the prior year.
Gross Profit
Gross profit for the nine months ended September 30, 2011 was $2.5 million, or 12.5% of net sales, compared to $0.7 million, or 27.4% of net sales, for the same period in 2010. The decrease in gross profit reflects the unusually high margins on very low volume sales in the prior year period combined our sales strategy to gain critical market share by offering low introductory pricing to some key customers to support their programs to bring new bioplastic products to market. This strategy has proven effective in contributing to strong sales growth and growing market share. We expect that margins will improve gradually through 2011 as we capitalize on demand growth to diversify our customer base, implement strategic price increases, and continue to gain operational efficiencies.
Research and Development Expenses
Research and development expenses for the nine months ended September 30, 2011 were $0.8 million, or 3.9% of net sales, compared to approximately $0.3 million, or 12.3% of net sales, for the same period in 2010. Although research and development expenses decreased as a percentage of net sales, we incurred higher expenses in 2011 related to additional headcount, including the appointment of a new Chief Technology Officer, increased manufacturing supplies used for new product development and impairment charges on intangible assets.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2011 were $8.5 million, or 41.8% of net sales, compared to $5.4 million, or 221.8% of net sales, for the same period in 2010. Although selling, general and administrative expenses decreased as a percentage of net sales, we incurred incremental expenses in 2011 across all areas of the business, including compensation associated with increased headcount, performance related compensation, marketing, sales commissions, professional fees (including legal and accounting fees) to support the rapid growth of the business, including the expansion of European operations, specifically in Italy, as well as an increase in our allowance for doubtful accounts.

Other Expense, Net
Other expense, net for the nine months ended September 30, 2011 was $1.0 million, as compared to $0.6 million in the same period in 2010. Other expense in 2011 consists of interest expense related to our Loan Agreement and our convertible senior subordinated notes. There was no interest expense related to these items reported for the same period in the prior year. Other expense in 2010 consisted of restructuring charges which were not incurred in the current year period.
Net Loss
Net loss for the nine months ended September 30, 2011 was $7.7 million, as compared to $5.6 million in the same period in 2010. As discussed above, our results were favorably impacted by increases in net sales and gross profit, offset by higher research and development, and selling, general and administrative expenses incurred to support the growth of the business.
LIQUIDITY AND CAPITAL RESOURCES
We require working capital to fund our operations, including payments to finance our research and development and expand sales and marketing, to purchase equipment, service indebtedness, satisfy lease obligations and execute on our business plan and growth strategy.
We had net unrestricted cash of $4.0 million at September 30, 2011 as compared to $2.4 million at December 31, 2010. The net increase in unrestricted cash is attributable principally to funds received through equity sold through a private placement and proceeds received from our venture loan and convertible senior subordinated notes, offset by cash used in operations.
Our working capital increased from $5.2 million at December 31, 2010, to $21.4 million at September 30, 2011. The increase in working capital is due primarily to net proceeds received from our private placement offering, convertible senior subordinated notes and venture loan, combined with increases in accounts receivable associated with higher revenue.
Cash used in operating activities during the nine months ended September 30, 2011 was $22.2 million, compared to $5.3 million during the same period in the 2010. The increase in the use of cash for operating activities was primarily a result of an increase in working capital, including increases in accounts receivable and inventory, which reflect the significant sales growth in the 2011 compared to 2010.
Cash used in investing activities during the nine months ended September 30, 2011 was $1.3 million compared to cash used in investing activities of approximately $0.1 million during the same period in 2010. Investing activities during 2011 consist primarily of purchase of capital equipment to improve operational efficiency and capacity at our Seymour manufacturing facility.
Cash provided by financing activities during the nine months ended September 30, 2011 was $25.2 million compared to $7.4 million provided by financing activities during the same period in 2010. The increase is attributable to an increase in funds received through a private placement offering consummated on February 1, 2011, proceeds from our issuance of convertible senior subordinated notes and proceeds from a venture loan from Compass Horizon Technology.

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
At September 30, 2011 we had only fixed rate debt and therefore do not have interest rate risk from a liability perspective. We do have a significant amount of cash and short-term investments with maturities less than three months. This cash portfolio exposes us to interest rate risk as short-term investment rates can be volatile. Given the short-term maturity structure of our investment portfolio, and the high-grade investment quality of our portfolio, we believe that we are not subject to principal fluctuations and the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There are no material changes, other than as noted below, from the risk factors previously disclosed in the Registrant’s Form 10-K filed on March 31, 2011.
We have a large accounts receivable balance, any default in payment by one or more customers could adversely impact our results of operations, financial condition and liquidity.
As of September 30, 2011, we had an aggregate amount of $21 million in accounts receivable. Our European customers account for $20.9 million or 99.7% of our accounts receivable balance with average days outstanding of 270. One large European customer accounting for $7.6 million, or 36% of our receivables, is past due. Another of our European customer accounting for a significant portion of our accounts receivables, which amount is not currently due, is a newly formed company with limited operating history. The current financial crisis in Europe and the general economic downturn has resulted in longer payment cycles in excess of management’s expectations. If financial or credit conditions worsen in Europe we may continue to experience difficulties collecting these outstanding balances from our European customers. If these customers were to become insolvent or otherwise are unable or unwilling to make timely payments for any reason, our business, results of operation, financial condition and liquidity will be adversely affected. As a result of the deterioration in economic conditions in Europe and the slow payment by some of our European customers, we have increased our allowance for doubtful accounts by $1.7 million to reflect management’s assessment of the credit risk associated with these customer balances. If there is additional deterioration in European economic conditions or additional delays or unwillingness of our customers to pay amounts due to us, such allowance will increase.
We may not be successful in protecting our intellectual property and proprietary rights and may be required to expend significant amounts of money and time in attempting to protect these rights. If we are unable to protect our intellectual property and proprietary rights, our competitive position in the market could suffer.
Our intellectual property consists of patents, copyrights, trade secrets, trade dress and trademarks. Our success depends in part on our ability to obtain patents and maintain adequate protection of our other intellectual property for our technologies, brands and products in the U.S. and in other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the U.S., and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries. These problems may be caused by, among other factors, a lack of rules and methods for defending intellectual property rights.
Our future commercial success requires us not to infringe on patents and proprietary rights of third parties, or breach any licenses or other agreements that we have entered into with respect to our technologies, products and businesses. If we were to be sued for patent infringement, we might be subject to significant damages, enjoined from continuing certain businesses, or required to enter into a license agreement. There is no guarantee that such a license would be available at all or available on reasonable terms. If we were to breach any of our existing license agreements, the licensor might exercise their right to terminate the agreement, and if sued, we might be subject to damages.
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
An adverse ruling arising out of any intellectual property dispute, including an adverse decision as to the priority of our inventions, would undercut or invalidate our intellectual property position. An adverse ruling also could subject us to significant liability for damages, prevent us from using certain processes, products, or brand names, or require us to enter into royalty or licensing agreements with third parties. Furthermore, necessary licenses may not be available to us on satisfactory terms, or at all.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We issued the following unregistered securities during the three months ended September 30, 2011:
•	On August 9, 2011, we issued 36,248 shares of common stock valued at $0.1 million to various employees for services rendered.
All of the offerings and sales above were deemed to be exempt under rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, our business associates or our executive officers, and transfers of the securities were restricted by us in accordance with the requirements of the Securities Act. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, were capable of analyzing the merits and risks of their investment, and understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our SEC filings.

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

101
XBRL (Extensible Business Reporting Language) The following materials from Cereplast Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of operations and other comprehensive loss, (iii) consolidated statements of cash flows, and (iv) the notes to the consolidated financial statements.

***
In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2011	CEREPLAST, INC.
	By:	/s/ Frederic Scheer
Frederic Scheer
Chairman, Chief Executive Officer and Director (Principal Executive Officer)