Form 10-Q/A
period 2011-09-30
Cereplast Inc
filed 2011-12-21
CIK 1324759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 1

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

Explanatory Note
Cereplast, Inc. is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 14, 2011 (the “Form 10-Q”), to revise the disclosure in “Concentration of Credit Risk” and “Revenue Recognition” in Note 2 of the notes to the financial statements contained in the Form 10-Q.
No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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
Concentration of credit risk with respect to accounts receivable is limited to certain European customers to whom we make substantial sales. As of September 30, 2011 we had one large European customer that accounted for $7.6 million, or 36% of our accounts receivable balance, which is past due. We have another large European customer with $6.1 million, or 29% of our receivable balance, which is expected to be paid as current invoices come due, during the period December 2011 through February 2012, in accordance with agreed payments terms. Agreed upon payment terms for both of these customers are 90 days from receipt of goods. These customers have acknowledged to us their agreement with the amounts owing and no amounts recognized in revenue or recorded in accounts receivable from these customers are in dispute. To reduce risk, we routinely assess the financial strength of our most significant customers, using standard credit risk evaluation methods with reference to publicly available and customer supplied information, and monitor the amounts owed to us, taking appropriate action when necessary. As a result of the recent deterioration in the general economic conditions in Europe and the slow payment by some of our European customers, we have increased our allowance for doubtful accounts by $1.7 million to reflect management’s assessment of credit risk associated with these customer balances. We are working with all customers to mitigate credit risk and ensure collection of all outstanding amounts.

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
Certain of our product sales are made to distributors under agreements with generally the same terms of sale and credit as all other customer agreements. Revenue from product sales to our customers, including our customers who are distributors, is recognized upon shipment provided the above noted fundamental criteria of revenue recognition are met. The sale of products to our customers who are distributors is not contingent upon the distributor selling the product to the end-user, and our current agreements with distributors do not have any rights of return.
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

Date: December 21, 2011	CEREPLAST, INC.
	By:	/s/ Frederic Scheer
Frederic Scheer
Chairman, Chief Executive Officer and Director (Principal Executive Officer)