Form 10-K
period 2011-12-31
Cereplast Inc
filed 2012-04-16
CIK 1324759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-34689

Cereplast, Inc.

(Exact name of registrant as specified in its charter)

Nevada	91-2154289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Continental Blvd., Suite 100 El Segundo, California	90245
(Address of principal executive office)	(Zip Code)

(310) 615 1900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share

(Title of each class)

The NASDAQ Capital Market

(Name of exchange on which listed)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K Section 229.405 is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2011 was approximately $55,680,073.

As of April 11, 2012, the Company had outstanding 18,933,139 Shares of Common Stock, $0.001 par value.

i

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to “Cereplast, “CERP”, “the Company,” “we,” “us,” and “our” refer to Cereplast, Inc. Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled “Business,” “Management’s Discussion and Analysis and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “could,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “goal,” or “continue” or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to, our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under the United States federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

ii

PART I

Item 1.	Business

Overview

We have developed and are commercializing proprietary bio-based resins through two complementary product families: Cereplast Compostables® resins which are compostable, renewable, ecologically sound substitutes for petroleum-based plastics, and Cereplast Sustainables™ resins (including the Cereplast Hybrid Resins product line), which replaces up to 90% of the petroleum-based content of traditional plastics with materials from renewable resources. Our resins can be converted into finished products using conventional manufacturing equipment without significant additional capital investment by downstream converters.

The demand for non-petroleum based, clean and renewable sources for materials, such as bioplastics, and the demand for compostable/biodegradable products are being driven globally by a variety of factors, including fossil fuel price volatility, energy security and environmental concerns. These factors have led to increased spending on clean and renewable products by corporations and individuals as well as legislative initiatives at national, state and local level.

We are a full-service resin solution provider uniquely positioned to capitalize on the rapidly increasing demand for sustainable and environmentally friendly alternatives to traditional plastic products.

We primarily conduct our operations through two product families:

•

Cereplast Compostables® resins are compostable and bio-based, ecologically sound substitutes for petroleum-based plastics targeting primarily compostable bags, single-use food service products and packaging applications. We offer 13 commercial grades of Compostable resins in this product line. These resins are compatible with existing manufacturing processes and equipment making them a ready substitute for traditional petroleum-based resins. We commercially introduced our Compostable line in November 2006.

•

Cereplast Sustainables™ resins are partially or fully bio-based, ecologically sound substitutes for fully petroleum-based plastics targeting primarily durable goods, packaging applications. We offer six commercial grades of Sustainable resins in this product line. These resins are compatible with existing manufacturing processes and equipment, making them a ready substitute for traditional petroleum-based resins. We commercially introduced our Sustainable line in late 2007 under the name “Cereplast Hybrid Resins®.”

•

Cereplast Hybrid Resins® products replace up to 55% of the petroleum content in conventional plastics with bio-based materials such as industrial starches sourced from plants. The Hybrid resins line is designed to offer similar properties to traditional polyolefins such as impact strength and heat deflection temperature, and is compatible with existing converter processes and equipment. The Cereplast Hybrid Resins® line provides a viable alternative for brand owners and converters looking to partially replace petroleum-based resins in durable goods applications. Hybrid resins address this need in a wide range of markets, including automotive, consumer goods, consumer electronics, medical, packaging, and construction. We commercially introduced our first grade of Hybrid resin, Hybrid 150, at the end of 2007. We currently offer four commercial grades in this product line.

•

Cereplast Algae Plastic® resins. In October of 2009 we announced that we have been developing a new technology to transform algae into bioplastics and intend to launch a new resin family containing algae-based materials that will complement our existing line of resins. The first commercial product with Cereplast Algae Plastic® resin is now being produced and sold as part of our Sustainables resin family. We believe that it is important to enhance research on non-food crops as we expect a surge in demand in bioplastics in future years, thus potentially creating pressure on food crops. Algae are the first non-food crop project that we have introduced and our R&D department is contemplating the development of additional non-food crop based materials in future years.

Our patent portfolio is currently comprised of six patents in the United States (“U.S.”), one Mexican patent, and eight pending patent applications in the U.S. and abroad. Our trademark portfolio is currently comprised of approximately 45 registered marks and 21 pending applications in the U.S. and abroad.

Business Strengths

Our competitive strengths position us well in the markets we choose to serve and reinforce our ability to execute our substantial growth plans.

Technology Leadership and Processing Expertise. We are a technology leader in the development of bio-based resins. As of December 31, 2011, our intellectual property includes 15 formulation patents and pending patent applications on a worldwide basis. Our unique formulation technology and proprietary manufacturing expertise, in-depth customer and product knowledge and patent portfolio provide us with a strong competitive position. We leverage our expertise toward the design and adoption of new resins that can be rapidly commercialized by our customers.

Competitive Pricing with Traditional Plastic. Our bio-resins aim to be priced as competitively as possible to petroleum-based plastic alternatives. We have the capability to work with multiple polymer families and sustainable additive families when manufacturing our resins. This gives us the ability to effectively source abundant and low-cost, renewable natural resources from various sources including industrial starches, polylactic acid (“PLA”), recycled bioplastic polymers and other bio-based virgin polymers. The flexibility to continuously choose between various raw materials as market prices change allows us to consistently be more price competitive with traditional petroleum-based alternatives than many other bio-based competitors. We feel this unique breadth of feedstock options and pricing leadership commitment will further market adoption of our products as demand for renewable and clean alternatives to petroleum-based plastics increases in the future and as bio-based alternatives improve in performance and cost.

Scalable and Low-Cost Manufacturing Platform. Our proprietary process to manufacture our resins is modular and scalable in nature, which we believe will allow us to readily expand manufacturing capacity at relatively low incremental cost. Our capital requirement is approximately $7 million for every additional 50 million pounds of capacity. Our manufacturing equipment can be used for both the Cereplast Compostables® and Cereplast Sustainables™ lines interchangeably. All of the manufacturing equipment we are installing today is readily available from multiple manufacturers. Our facility in Seymour, Indiana (the “Seymour plant”) which started production on March 1, 2010, operates at manufacturing costs and a logistics scale comparable to traditional plastics compounding leaders. The Seymour plant’s competitiveness is supported further by its attractive location close to feedstock sources and major plastics converters. Part of our strategy is to enter into a partnership agreement with large third party compounders around the world to expand manufacturing capability and make it more flexible and cost efficient.

Close Consultative Relationship with Customers. We are a solution provider to both brand owners and converters. We have built a team of skilled technologists with experience in the design and performance characteristics of our resins. Our formulation, processing and dispersion technologies allow us to create proprietary bio-resin blends to meet the specific needs of our converter clients for various end products. We work closely with our customers to understand their needs and develop solutions to address their customer base. Our market reach continues to expand and develop beyond the U.S. to include Europe, Latin America and Asia.

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

Business Strategy

Target High-Growth Segments with Commercial Products. We believe that bioplastics will continue to take market share from petroleum-based plastics as technologically advanced and commercially feasible alternatives are offered to consumers. In 2007, the compostable biodegradable bioplastic market was estimated to be greater than 540 million pounds. BCC Research estimates this market will grow to 1.2 billion pounds by the end of 2012, a compounded annual growth rate of 17%. We believe that the bioplastics market share will continue to grow rapidly as these resins become increasingly viable due to improving supply and performance characteristics, growing environmental concerns regarding petroleum-based plastics and future concerns regarding oil prices and supply uncertainty

Closely support converter partners and brand owners in the adoption of bio-based plastics to expand our customer base. We develop close working relationships with our customers that enable us to provide solutions and identify opportunities to employ our products. Our strategy is to work closely with both converters and brand owners through a product push and demand pull process. For converters, the sales process is more technical in nature as they focus on the ability to utilize our resins in their traditional manufacturing processes. Brand owners are following the “green” trend and looking for ways to make packaging and other products more environmentally friendly and develop a “green” identity with consumers while satisfying performance and cost requirements.

Expand manufacturing capabilities. We relocated all of our core manufacturing activities from Hawthorne, California (the “Hawthorne plant”) to the Seymour plant in March, 2010. Our Seymour plant is in close proximity to various raw material sources and provides an ideal platform for continued expansion. The combination of greater scale, enhanced manufacturing assets, improved logistics and lowered input costs (such as labor and electricity) dramatically improved operating costs and quality to competitive benchmark levels. A recent example of efficiency was the rail access that was installed by Franklin County and the City of Seymour in close proximity to our plant. Subsequent expansion plans will depend on growth in market demand, but the Seymour plant offers ample infrastructure for development of capacity to a level of 500 million pounds per annum. In 2011, we built an additional manufacturing line, which increased our annual production capacity to 66 million pounds. We completed the purchase of an industrial plant in Cannara, Italy (the “Cannara plant”). We expect to build and establish a 125,000 square foot facility inside the Cannara plant in two phases, with total per annum capacity of 220 million pounds of bioplastics resin production. The first phase will allow for production of 50,000 tons. Additional capacity will be added coincidentally with market demand.

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

Industry Overview and Outlook

The traditional plastics market is large, operates on a global scale and is comprised of a number of different polymers and resins. It includes a wide range of commodity polymers and resins as well as numerous lower volume, higher performance polymers and resins targeted at specific finished product applications. Plastics are sold in a variety of industries including consumer products, packaging, automotive, construction and electronics. The ubiquitous nature of plastic can be attributed to its durability, cost, adaptability and functionality, which have allowed it to meet a variety of end user requirements including increased health and safety requirements as well as consumer demand for enhanced appearance and packaging.

Led by growing demand in Asia-Pacific and South America, global bioplastics market will reach revenues of more than $2.8 billion in 2018, reflecting average annual growth rates of 17.8%, according to market research firm Ceresana.

According to Reportlinker, it is estimated that the industry will grow over 7 fold in the global market for bioplastics reaching 1.9 million metric tons by 2017 compared to only 264,000 in 2007. Bioplastics currently represent a tiny percentage of the overall plastic market. The worldwide market for biodegradable bioplastics was estimated to be greater than 500 million pounds in 2007, or less than 1% of our targeted traditional plastics markets. Based on recent consulting reports, the demand for bioplastics is estimated to be growing at 17% per annum reaching 1.2 billion pounds by the end of 2012. Beyond the growth potential for fully biodegradable/compostable bioplastics, “hybrid” materials that are sophisticated blends of traditional plastics with sustainable polymers and additives (such as Cereplast Hybrid Resins® that incorporate natural starches) open up additional markets. By offering enhanced performance characteristics (such as durability) when compared with fully compostable resins, yet delivering a step change in improved feedstock sustainability, these resins open up very large add-on market opportunities.

Market Opportunity

Greater Environmental Concerns. Bioplastics are positioned to benefit from powerful secular trends in favor of reducing the environmental impact of everyday materials. It is estimated that the U.S. generates 210 million tons of trash per year, with approximately 20% of solid municipal waste coming from plastics. According to the U.S. Environmental Protection Agency, less than 6% of waste plastic is recycled. There is concern among the scientific community that global climate change poses an environmental risk that is attributable to an increase in carbon dioxide emissions. According to an EF Consumer Survey, 88% of consumers in the United States believe that environmental issues are important or very important. Furthermore, local governments and large corporations are encouraging the replacement of conventional plastics with alternatives, including bioplastics. Because of fossil fuel’s detrimental impact on the environment, individuals and governments increasingly demand that material suppliers reduce their reliance on oil, curb greenhouse gas emissions and minimize the deposit of solid waste and plastics in the environment. Bioplastics are considered a preferred purchasing item under Federal government policy and numerous local governments have enacted or are considering outright bans on certain plastics or plastic articles.

National Security Concerns. The U.S. consumes approximately 25% of worldwide oil production while only accounting for 5% of the world’s population and 2% of the world’s oil reserves. The majority of U.S. oil needs are met through imports, with a large portion coming from potentially unstable areas of the world including the Middle East, Nigeria and Venezuela. It has been suggested that the U.S. dependence on oil imports is an issue of national security. The use of bioplastics has the ability to reduce U.S. petroleum consumption; approximately 7% of the oil consumed in the U.S. is used for the production of plastic.

Health and Safety Concerns. Consumers have become increasingly concerned about the safety and health of plastics materials that are used in their daily lives, particularly items that are in contact with children (such as toys) or used in food packaging (such as water bottles). Several widely used petroleum based resins including polycarbonates have been the subject of intense scientific and consumer concerns and study regarding their consumer safety. These concerns, along with other examples of tainted plastics and food products manufactured outside the U.S., have led to higher interest in locally manufactured environmentally friendly alternatives such as bioplastics.

Our Resin Products

We have developed and are commercializing proprietary bio-based resins through two complementary product families: Cereplast Compostables®, renewable, ecologically sound substitutes for single-use petroleum-based plastics and Cereplast Sustainables™, which replace up to 90% of the petroleum-based content of durable petroleum-based plastics with materials from renewable resources. Our Compostable and Sustainable resins can be used in the following conventional converting processes:

•	Injection molding

•	Thermoforming

•	Blown film

•	Blow molding

•	Extrusion for profiles

•	Extrusion coating

All of our resins are genetically modified organism (“GMO”)-free and Food and Drug Administration (the “FDA”) -compliant.

Cereplast Compostables® Resins

Traditional foodservice disposables, wraps and paperboard are currently manufactured from a variety of materials, including paper and plastic. We believe that each of these materials fail to address fully all three of the principal challenges facing the foodservice industry: performance, price and environmental impact.

Our Compostable resins are renewable substitutes for petroleum-based plastics targeting primarily single-use disposables. We introduced our Compostable resin line in November 2006 and currently offer 13 commercial grades of Compostable Resins in our product line. We designed our Compostable resins to meet the same product specifications of traditional plastic resins and to be processed with the existing equipment used by converters today. All Cereplast Compostables® resins are certified as biodegradable/compostable in the U.S. and Europe, meeting both U.S. ASTM (American Society for Testing and Materials) standards and European standards for products and services by European Committee for Standardization (EN standards). As required to meet these standards, Cereplast Compostables® resins will compost in municipal or commercial composting facilities in less than 180 days and will not leave any harmful chemical residues.

Our Compostable Resins have been used to produce foodservice ware, including the first line of fully biodegradable and compostable foodservice ware (plates, bowls, etc.), launched in late 2006. In 2008, we continued to develop markets outside of foodservice ware where our resins have been used to produce commercial quantities of products targeted at the health and beauty sector, advertising materials, rigid food packaging and consumer products. All of these products were manufactured using our resins, which minimize the harmful impact on the environment without sacrificing competitive price or performance.

Our Compostable Resins are primarily made from abundantly available, stable-cost natural raw materials such as plant starch from annually renewable crops such as corn.

Cereplast Sustainables Resins®

Cereplast Hybrid Resins® replace up to 55% of the petroleum content in conventional plastics with renewable materials such as starches from corn and tapioca. Cereplast Hybrid Resins® products can be easily used by converter clients with no additional capital investment since our bio-resins can run on existing equipment and can be processed at a lower manufacturing temperature than petroleum-based plastics. Our Hybrid Resins target a balance between properties similar to traditional polyolefins in areas such as heat deflection temperature, modulus and impact strength with a step change in sustainability. Cereplast Hybrid Resins® are an effective, affordable alternative for brand owners and converters interested in alternatives to petroleum-based resins and can be used in a variety of applications and markets, including automotive, housewares, medical, cosmetic packaging and toys.

Cereplast Hybrid Resins® were introduced in October 2007 and since then over 80 companies have requested samples for testing and commercial development. We are one of only a few companies offering bioplastics as substitutes for durable petroleum-based plastics for a wide range of market applications.

At the end of 2011, twelve customers had launched or were about to launch new products based upon Cereplast Hybrid Resins®. Cereplast is the recipient of the 2009 Environment Award for Emerging Technology in Materials from the Society of Plastics Engineers for its work on Hybrid Resins.

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

Manufacturing

Our manufacturing process for creating both Compostable and Sustainable resins consist of blending the component ingredients of a proprietary composite material in various industrial mixers, then processing such ingredients through heat and extrusion with custom designed extruders. The resins are then subjected to crystallization and drying and are packaged at our facility. We use readily available natural raw materials, such as plant starches, as well as natural polymers such as PLA for the Compostable resins and traditional synthetic polymers, such as polypropylene for the Sustainable resins. All the ingredients are blended in specific percentages according to patented/proprietary formulations and are processed on traditional equipment using our own technology.

Since our resins are engineered from readily available, stable-cost natural raw materials such as plant starches, we believe our products can be manufactured cost-effectively at commercial production levels without being substantively impacted by the fluctuating price of fossil fuels.

During 2009, we manufactured our bio-based resins at a 55,000 square foot leased facility at our Hawthorne plant, which was comprised of three manufacturing lines: a research and development line; a lab area for resin testing; and a logistic area with storage for raw materials and bio-based resins, as well as our corporate headquarters. All the production lines and manufacturing equipment was transported to our Seymour plant in March, 2010.

Our Seymour plant is a 105,000 square foot leased facility located on 12.4 acres. This facility offers 14 truck loading docks and has access to rail service. With the 2010 start-up of continuous production at our Seymour plant and subsequent consolidation of all core manufacturing to this location, our manufacturing efficiency, quality and productivity was enhanced dramatically to competitive benchmark levels.

Our production lines are versatile and could produce both Compostable and Sustainable resins if necessary. Our estimated name-plate production capacity in pounds by normally produced resin by line is estimated as follows:

	Annual Compostable Resin Production Capacity	Annual Hybrid Resin Production Capacity

Research and Development	No Commercial Production	No Commercial Production

Production Line 1	16,300,000	—

Production Line 2	20,100,000	—

Production Line 3	—	29,750,000

TOTAL	36,400,000	29,750,000

As of March 31, 2012, three lines have been installed with an aggregate name plate facility of about 66 million pounds (36,000 tons) annually. It is our plan to defer installation of additional lines until production requires additional capacity in Seymour.

Globalization

A necessary next step for us in our growth strategy was to strategically position ourselves with a headquarters in Europe followed by a manufacturing facility. We opened our European headquarters in Germany in order to provide our European clients with added service and better coordinate logistics between the U.S. and Europe. Shortly thereafter, we started establishing our bioplastic manufacturing plant in Italy with planned total estimated annual capacity of 100,000 tons or approximately 220 million pounds as compared to a capacity of 36,000 tons in our U.S. facility, which is also expandable.

Competition

The worldwide plastics market is large and comprised of many established players that have evolved from chemical processing of oil and natural gas to produce non-biodegradable petroleum-based resins. There are a number of large and established companies in this segment, including BASF, Dow Chemical, Lyondell Basell, DuPont and SABIC among many others. The price of conventional petroleum-based plastic is volatile and dependent on petroleum and natural gas for feedstock. These materials do not biodegrade, are not sustainable in terms of a natural carbon recycle loop and are major contributors to landfill usage.

While a number of companies have introduced, or are in the process of introducing, both bio-based resins, polymers and/or compostable synthetic-based resins, including BASF, DuPont, Novamont, NatureWorks and Telles, we view the threat from this competition as low. Just as a wide variety of different petroleum-based polymers and resins currently serves the needs of the plastic markets, we believe that the various bio-based resins and polymers offer different properties and are targeted at different applications, making them more complementary and in turn broadening the overall applications for bio-based and compostable plastics.

Our flexible manufacturing process allows us to use different bio-based polymers, as they become commercially available, to manufacture our Compostable Resins and to use different synthetic polymers to manufacture our Hybrid Resins. We believe that our two families of Compostable and Hybrid resins possess a broad range of physical and thermal properties, including being able to be processed on traditional converting equipment, and being able to target both single use disposable and durable goods applications in a sustainable and environmentally conscious manner, as an alternative to conventional petroleum-based plastics.

Government Regulation

An array of new regulation continues to drive growth in the worldwide movement to ban the use of traditional plastic bags, including the following:

•	Effective January 1, 2011, Italy has banned the distribution of non-biodegradable plastic bags at shops and retail outlets.

•	On October 1, 2011, Bulgaria implemented a tax on the use of plastic bags. The tax will be increased each year from BGN 0.35 (USD $0.23) per bag currently to BGN 0.55 (USD $0.37) per bag in 2014.

•

In February 2008, China’s State Council enacted a nationwide ban on plastic bags. The ban prohibits shops, supermarkets and sales outlets from handing out free plastic bags and bans the production, sale and use of ultra-thin plastic bags.

•

The manufacture, sale and use of our resins are subject to regulation in the U.S. by the FDA. The FDA’s regulations are concerned with substances used in food packaging materials. Thus, food and beverage containers are in compliance with FDA regulations if the components used in the food and beverage containers are approved by the FDA as indirect food additives for their intended uses and comply with the applicable FDA indirect food additive regulations, or are generally recognized as safe for their intended uses and are of suitable purity for those intended uses. We believe that our resins are in compliance with all FDA requirements and do not require further FDA approval prior to the sale of our products. To assist us in this field, we retain the services of legal counsel that specializes in FDA issues. We cannot be certain however, that the FDA will always agree with its conclusions.

Research and Development

We have a well-developed research and development program that has enabled us to commercialize multiple grades and families of bio-based resins. Expenditures related to our research and development efforts were approximately $1.0 million in 2011 and $0.5 million in 2010. The increase in research and development expenditures is primarily due to effort to expand new products and increase sales.

Our approach to research and development follows our corporate strategy of being a “solution provider.” As such, we are always working to find innovative alternatives to meet well understood market demands. The primary goal of our research and development efforts is to:

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

Patents, Licenses and Trade Secrets

We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. In addition, we have filed for patent and trademark protection for our proprietary technology. In 2008, we were granted registration of several new trademarks in different international classes covering packaging and plastic resin. We have continued to file for additional registered trademarks. The most significant marks are Cereplast Compostables® and Cereplast Sustainables™ resins which have been registered in the U.S. and in several countries abroad.

Currently we have 66 trademark registrations or applications on file in the U.S. and abroad. We have filed for patent protection of our proprietary resin formulation technology in the U.S. and abroad and currently have been granted, have filed or licensed a total of 45 patents worldwide; a large number of the patent applications were abandoned in 2008 and 2009. As we continue to refine and develop additional bio-based resin formulation, we will actively seek patent protection. We can give no assurance that any such patent will be granted for our resin technology. We rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights.

Employees

We have a total of 46 full-time employees, broken down in the following functions: four in sales and marketing, two in research and development, 30 in production, logistics and quality control and ten in general and administrative functions. Among our staff, some employees hold Ph.D. or Masters Degrees in their respective fields. None of our employees are represented by a labor organization, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Item 1A.	Risk Factors

Risks Relating to Our Business

We have incurred net losses since inception.

We have a history of operating losses and have incurred significant net losses in each fiscal quarter since our inception. For the years ended December 31, 2011 and 2010, we had net revenues of $20.3 million and $6.3 million, respectively and incurred net losses of $14.0 million and $7.5 million, respectively.

We will need to generate significant additional revenue to achieve profitability. While management believes that we may achieve profitability in the second part of 2012, there can be no assurance that we will do so. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon numerous factors outside of our control, including the market acceptance of our bio-based resins, future cost trends for our key raw materials and competitive products and general economic conditions.

We have a limited operating history, which makes it difficult to evaluate our financial performance and prospects.

We commenced the marketing and commercial sale of our products within the past three years and continue to develop and launch new bio-based resins. We are, therefore, subject to all of the risks inherent in a new business enterprise, as well as those inherent in a rapidly developing industry. Our limited operating history makes it difficult to evaluate our financial performance and prospects. There can be no assurance that in the future we will generate revenues, operate profitably or that we will have adequate working capital to meet our obligations as they become due. Because of our limited financial history, we believe that period-to-period comparisons of our results of operations will not be meaningful in the short term and should not be relied upon as indicators of future performance.

Our revenues are highly dependent on customers primarily located in the Europe. Worsening economic conditions or factors negatively affecting the economic health of Europe could reduce our revenues and thus adversely affect our results of operations.

The current financial crisis in Europe (including concerns that certain European countries may default in payments due on their national debt) and the resulting economic uncertainty could adversely impact our operating results until economic conditions in Europe improve and the prospects of national debt defaults in Europe decline. We derive a significant portion of our revenues from customers in Europe, from whom we have experienced a decline in product sales since September 2011. If the European economies further weaken or slow, demand and pricing for our products may be depressed and our customers may reduce or postpone purchases of our products, which may in turn negatively affect our revenues and opportunities for profitability. Any loss of revenues from our major customers could materially affect our business. To the extent that these adverse economic conditions continue or worsen, our business will be negatively affected.

In the current economic environment we will be required to raise additional capital to fund our research and development efforts, marketing programs, as well as our continuing operations and have been successful at doing so.

Our capital requirements depend on several factors, including:

•	the speed at which our products are accepted into the market;

•	the level of spending required to increase and enhance manufacturing capacity;

•	costs of recruiting and retaining qualified personnel; and

•	the level of research and development and market commercialization spending.

Additional capital may be required to continue funding our research and development efforts as well as our continuing operations. Volatility in the financial markets and the weakened global economy, together with the downgrade of the U.S. credit rating and ongoing European debt crisis, have contributed to the current uncertain economic climate. The ongoing credit and liquidity crisis has greatly restricted the availability of capital and has caused the cost of capital (if available) to be much higher than it has traditionally been. Therefore, we have no assurance that we will have further access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition and our flexibility to react to changing economic and business conditions. There can be no assurance that additional sources of financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our research and development efforts, take advantage of opportunities, develop products or technologies or otherwise respond to competitive pressures will be impaired.

The current uncertainty in global economic conditions could negatively affect our operating results.

The current uncertainty in global economic conditions may result in a further slowdown to the global economy that could affect our business by reducing the prices that our customers may be able or willing to pay for our products or by reducing the demand for our products. Distress in the financial markets also has a negative impact on our distributor customers by affecting their access to liquidity or trade credit which impacts their ability to timely pay their outstanding balances to us. The current downturn in the economy may continue to affect consumer purchases of our product and adversely impact our results of operations and continued growth.

The commercial success of our business depends on the widespread market acceptance of products manufactured with our bio-based resins.

Although there is a developed market for petroleum-based plastics, the market for plastics produced with our environmentally friendly bio-based resins is still developing. Our success depends in part on consumer acceptance of these plastic products as well as the success of the commercialization of plastics produced with our bio-based resins by third parties. At present, it is difficult to assess or predict with any assurance the potential size, timing and viability of market opportunities for our product in the plastics market. The traditional plastics market sector is well-established with entrenched competitors with whom we must compete. Pricing for traditional plastics has been highly volatile in recent years and moved rapidly from conditions which are more supportive of bioplastics to environments which are less favorable (like the present). While we expect to be able to command a premium price for our environmentally sustainable products, a widening gap in the pricing for bioplastics versus petroleum-based plastics may reduce the size of our addressable market.

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

The enforceability of patent positions cannot be predicted with certainty. We will apply for patents covering both our technologies and our products, if any, as we deem appropriate. Patents, if issued, may be challenged, invalidated or circumvented. There can be no assurance that no other relevant patents have been issued that could block our ability to obtain patents or to operate as we would like. Others may independently develop similar technologies or may duplicate technologies developed by us. Our future commercial success requires us not to infringe on patents and proprietary rights of third parties, or breach any licenses or other agreements that we have entered into with respect to our technologies, products and businesses. If we were to be sued for patent infringement, we might be subject to significant damages, enjoined from continuing certain businesses, or required to enter into a license agreement. There is no guarantee that such a license would be available at all or available on reasonable terms. If we were to breach any of our existing license agreements, the licensor might exercise its right to terminate the agreement, and if sued, we might be subject to damages.

We are not currently a party to any litigation with respect to any of our patent positions. However, if we become involved in litigation or interference proceedings declared by the U.S. Patent and Trademark Office, or other intellectual property proceedings outside of the U.S., we might have to spend significant amounts of money to defend our intellectual property rights. If any of our competitors files patent applications or obtains patents that claim inventions or other rights also claimed by us, we may have to participate in interference proceedings declared by the relevant patent regulatory agency to determine priority of invention and our right to a patent of these inventions in the U.S. Even if the outcome is favorable, such proceedings might result in substantial costs to us, including from (i) significant legal fees and other expenses, (ii) diversion of management time and (iii) disruption of our business. Even if successful on priority grounds, an interference proceeding may result in loss of claims based on patentability grounds raised in the interference proceeding. Uncertainties resulting from initiation and continuation of any patent or related litigation also might harm our ability to continue our research or to bring products to market.

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

As of April 13, 2012, executive officers and directors, and entities controlled by or affiliated with them or us, own in aggregate approximately 15.9% of our issued and the outstanding common stock. As a result, this group of stockholders have a substantial impact on the vote on matters that require stockholder approval, such as election of directors, approval of a corporate merger, increasing or decreasing the number of authorized shares, adopting corporate benefit plans, effecting a stock split, amending our article of incorporation or other material corporate actions, and these shareholders could cause us to take action that may not be in the best interest of all shareholders.

Given our limited resources, we may not effectively manage our growth.

Our growth and expansion plan, which includes targeting high-growth segments with commercial products, supporting converter partners and working with brand owners in the adoption of bio-based plastics to enlarge our customer base, expanding our manufacturing capabilities, strengthening our product leadership by developing new formulations in conjunction with customer demands and pursuing strategic alliances, requires significant management time and operational and financial resources. There is no assurance that we have the necessary operational and financial resources to manage our growth. This is especially true as we expand facilities and manufacture our products on a larger commercial scale. In addition, rapid growth in our headcount and operations may place a significant strain on our management, administrative, operational and financial infrastructure. Failure to adequately manage our growth could have a material and adverse effect on our business, results of operations, financial condition and the quoted price of our common stock.

Established product manufacturers could improve their ability to recycle their existing products or develop new environmentally preferable products which could render our technology less competitive.

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

A number of companies, including BASF, DuPont, Novamont, NatureWorks and Telles have introduced or are in the process of introducing both bio-based resins and/or compostable synthetic-based resins. We view the threat from this competition is low. Just as a wide variety of different petroleum-based polymers and resins currently serve the needs of the plastic market, we believe that the various resins and polymers offer different properties and are targeted at different applications, making them more complementary and thus broadening the universe of applications for bio-based and compostable plastics.

We rely on prime grade PLA supplied from NatureWorks, LLC in manufacturing some of our Compostables resins. If we lose NatureWorks, LLC as a supplier, the price of these resins may increase or the introduction and market acceptance of these resins may be delayed and our results of operations could be materially adversely affected.

We have entered into a supply agreement with NatureWorks to supply prime grade PLA for some of our raw material needs. NatureWorks, LLC, currently produces the majority of the prime grade PLA in the U.S., and we currently rely on NatureWorks, LLC for a substantial portion of our PLA requirements. For the year ended December 31, 2011, PLA accounted for 10.8% of our total cost of goods sold. If we lose NatureWorks, LLC as a supplier or if NatureWorks, LLC fails to perform its obligations under our supply agreement, it could delay the commercial introduction, hinder market acceptance of these resins and increase the cost of these resins and our results of operations could be materially adversely affected. We continue to develop alternative feedstock to PLA and evaluate additional PLA sources to support some of our Compostables® Resins, which incorporate prime grade PLA. Cereplast Hybrid Resins® do not depend on PLA.

Fluctuations in the costs of our raw materials and competitive products could have an adverse effect on our results of operations and financial condition.

Our results of operations are directly affected by the cost of our raw materials. Our Compostables Resins are based in large part on PLA, a renewable polymer manufactured from an agricultural feedstock (corn sugar). Our ability to offset the effect of raw material prices by increasing sales prices is uncertain. A further increase in the price differential between agricultural –based raw materials relative to petroleum-based plastics could have a negative impact on our results of operations and financial position. Historically, a primary driver for the growth of the bioplastics market has been the rising and increasingly volatile cost of oil, which has narrowed the cost gap between traditional and bio-based plastics, and expectations of sustained large hydrocarbon price increases over the long term which would further enhance the competitiveness of our products. Prices and demand for traditional plastics have collapsed in recent months due to global economic conditions; this in turn has affected the interest in bioplastics by certain market sectors and reduced our relative competitiveness.

We have a large accounts receivable balance, any default in payment by one or more customers could adversely impact our results of operations, financial condition and liquidity.

As of December 31, 2011, we had an aggregate amount of $20.9 million in accounts receivable. Our European customers account for $19.5 million or 93.6% of our accounts receivable balance with average days outstanding of 352. One large European customer accounting for $7.6 million, or 36% of our receivables, is past due. We have another large European customer with $6.1 million or 29% of our receivable balance. We believe both of these customers have possession of unsold products in their inventory and that we could assist them to monetize these products for repayment of their outstanding receivable balances.

The current financial crisis in Europe and the general economic downturn has resulted in longer payment cycles in excess of management’s expectations. If financial or credit conditions worsen in Europe, we may continue to experience difficulties collecting these outstanding balances from our European customers. If these customers were to become insolvent or otherwise be unable or unwilling to make timely payments for any reason, our business, results of operation, financial condition and liquidity will be adversely affected. As a result of the deterioration in economic conditions in Europe and the slow payment by some of our European customers, we have increased our allowance for doubtful accounts by $5.3 million during 2011 to reflect management’s assessment of the credit risk associated with these customer balances. If there is additional deterioration in European economic conditions or additional delays or unwillingness of our customers to pay amounts due to us, such allowance will increase.

During the year ended December 31, 2011, we had three significant customers that accounted for approximately 80% of net sales. The loss of these customers could adversely affect our sales and profitability.

During the year ended December 31, 2011, three customers accounted for approximately 80% of our net sales. If these customers elect not to continue purchasing products from us, we may not be able to find other customers whose requirements for our products are as significant. Accordingly, the loss of these significant customers may adversely affect our business, prospects, financial condition and results of operations.

Our operations are subject to regulation by the U.S. Food and Drug Administration.

The manufacture, sale and use of resins are subject to regulation by the U.S. FDA. The FDA’s regulations are concerned with substances used in food packaging materials, not with specific finished food packaging products. Thus, food and beverage containers are in compliance with FDA regulations if the components used in the food and beverage containers: (i) are approved by the FDA as indirect food additives for their intended uses and comply with the applicable FDA indirect food additive regulations; or (ii) are generally recognized as safe for their intended uses and are of suitable purity for those intended uses.

We believe that our resins are in compliance with all FDA requirements. However, failure to comply with FDA regulations could subject us to administrative, civil or criminal penalties.

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

Many of our products may provide critical performance attributes to our customers’ products that will be sold to end users who could potentially bring product liability suits in which we could be named as a defendant. The sale of these products involves the risk of product liability claims. If a person were to bring a product liability suit against one of our customers, this customer may attempt to seek contribution from us. A person may also bring a product liability claim directly against us. A successful product liability claim or series of claims against us in excess of our insurance coverage for payments, for which we are not otherwise indemnified, could have a material adverse effect on our financial condition and results of operations.

Loss of key personnel or our inability to attract and retain new qualified personnel could hurt our business and inhibit our ability to operate and grow successfully.

Our success in the competitive markets in which we operate will continue to depend to a significant extent on our leadership and other key management and technical personnel. We may not be able to retain our current management personnel or to recruit qualified individuals to join our management team. The loss of any key individual could have a material and adverse effect on our business.

Disruptions of continuous operation of our Seymour bioplastic production facility could materially and adversely affect our results of operations.

In March 2010, we completed our transfer of operations to our manufacturing facility in Seymour, Indiana. Phase I of the development of the Seymour plant included approximately 50 million pounds of annual capacity of bio-resin and was fully implemented in 2009. This Phase was mechanically completed and includes major supply contracts for operations on a continuous basis. Phase II was completed in March 2010, which encompassed the consolidation of all core manufacturing activities from our Hawthorne plant to the Seymour plant resulting in significant cost, productivity and quality enhancements. If there is any interruption in the operation of our Seymour plant, our sales and results of operations will be materially adversely affected. Further expansions will depend on growth in market demand.

Downturns in general economic conditions could adversely affect our profitability.

Downturns in general economic conditions can cause fluctuations in demand for our products, product prices, volumes and gross margins. Future economic conditions may not be favorable to our industry. A decline in the demand for our products or a shift to lower-margin products due to deteriorating economic conditions could adversely affect sales of our products and our profitability and could also result in impairments of certain of our assets.

Risks related to our common stock

Our common stock is subject to the “Penny Stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission (the “SEC”) has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

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

In April 2010, our common stock was approved for listing on the NASDAQ Capital Market and continues to be listed on the NASDAQ Capital Market. There can be no assurance that trading of our common stock on such market will be sustained or that we can meet NASDAQ’s continued listing standards. On March 7, 2012, we were advised by NASDAQ that we were non-compliant with the audit committee requirement as a result of the resignation of Petros Kitsos from our Company’s Board of Directors. On March 5, 2012, our Board of Directors appointed Frank Hunt to serve on the audit committee, effective April 1, 2012. On April 3, 2012, we were advised by NASDAQ that we were in compliance with the audit committee requirement for continued listing.

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

Our Board of Directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders.

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

Item 1B.	Unresolved Staff Comments

Not applicable

Item 2.	Properties

Our principal executive offices are located in El Segundo, California where we lease approximately 5,475 square feet under an arrangement that expires in March 2015. In Seymour, Indiana we lease approximately 105,000 square feet for research and development, manufacturing and distribution of our products under an arrangement that expires in January 2018. In Bönen, Germany we lease approximately 1,000 square feet of office space for sales and support staff under an arrangement that expires in December 2018. In Cannara, Italy we own an industrial plant and its occupied real estate to be used for manufacturing and distribution of our products. We believe that our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternative space on terms that would not have a material impact on our financial condition.

Item 3.	Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material and adverse effect on our business, financial condition or operating results.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NASDAQ Capital Market under the trading symbol “CERP.” Previously our common stock was quoted on the OTC Bulletin Board from November 4, 2005 through April 12, 2010 under the symbol “CERP.OB” The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the NASDAQ.

Effective March 15, 2010, we implemented a reverse stock split in a ratio of 1 for 40 shares. The following table reflects the impact of the reverse stock split.

	2011		2010
	High	Low	High	Low
First Quarter ended March 31	$5.34	$4.36	$6.73	$4.00
Second Quarter ended June 30	$5.15	$4.16	$5.36	$3.02
Third Quarter ended September 30	$4.87	$2.80	$3.99	$3.14
Fourth Quarter ended December 31	$2.74	$0.80	$4.15	$2.82

Holders

As of April 11, 2012 there were approximately 132 record holders of our common stock, not counting shares held in “street name” in brokerage accounts which is unknown. As of April 11, 2012 there were 18,933,139 shares of our common stock issued and outstanding according to our transfer agent, Computershare.

Dividend Policy

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Recent Issuance of Unregistered Securities

We issued the following unregistered securities during the fiscal year ended December 31, 2011:

•	On December 7, 2011, we issued 14,586 shares of common stock valued at $15,606 for employee services.

We relied on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) of the Securities Act with respect to the foregoing issuance.

Equity Compensation Plan Information

As of December 31, 2011:

Plan Category	Number of shares to be issued upon exercise of outstanding options and warrants	Weighted- average exercise price of outstanding options and warrants	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	—	—	—
Equity Compensation Plan not approved by security holders	71,250	$22.40	34,375

Total	71,250	$22.40	34,375

STOCK OPTION PLAN

General

The 2004 Employee Stock Option Plan (the “Plan” was adopted by the Board of Directors. The Board of Directors has initially reserved 625,000 shares of our common stock for issuance under the Plan. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options (“ISOs”) under Section 422 of the Internal Revenue Code of 1986 (the “Code”) or which are not (“Non-ISOs”) intended to qualify as Incentive Stock Options thereunder.

The Plan and the right of participants to make purchases there under are intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). The Plan is not a qualified deferred compensation plan under Section 401(a) of the Internal Revenue Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”).

Purpose

The primary purpose of the Plan is to attract and retain the best available personnel for our company in order to promote the success of our business and to facilitate the ownership of our stock by employees.

Administration

The Plan is administered by our Board of Directors, as the Board of Directors may be composed from time to time. All questions of interpretation of the Plan are determined by the Board, and its decisions are final and binding upon all participants. Any determination by a majority of the members of the Board of Directors at any meeting, or by written consent in lieu of a meeting, shall be deemed to have been made by the whole Board of Directors.

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

Members of the Board of Directors who are eligible employees are permitted to participate in the Plan, provided that any such eligible member may not vote on any matter affecting the administration of the Plan or the grant of any option pursuant to it, or serve on a committee appointed to administer the Stock Option Plan. In the event that any member of the Board of Directors is at any time not a “disinterested person”, as defined in Rule 16b-3(c)(3)(i) promulgated pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Plan shall not be administered by the Board of Directors, and may only by administered by a Committee, all the members of which are disinterested persons, as so defined.

Eligibility

Under the Plan, options may be granted to our key employees, officers, directors or consultants, as provided in the Plan.

Terms of Options

The term of each Option granted under the Plan shall be contained in a stock option agreement between the Optionee and us and such terms shall be determined by the Board of Directors consistent with the provisions of the Plan, including the following:

(a) Purchase Price. The purchase price of the shares of our common stock subject to each ISO shall not be less than the fair market value (as set forth in the Stock Option Plan), or in the case of the grant of an ISO to a Principal Stockholder, not less than 110% of fair market value of such shares at the time such Option is granted. The purchase price of the shares subject to each Non-ISO shall be determined at the time such Option is granted, but in no case less than 85% of the fair market value of such shares at the time such Option is granted.

(b) Vesting. The dates on which each Option (or portion thereof) shall be exercisable and the conditions precedent to such exercise, if any, shall be fixed by the Board of Directors, in its discretion, at the time such Option is granted.

(c) Expiration. The expiration of each Option shall be fixed by the Board of Directors, in its discretion, at the time such Option is granted; however, unless otherwise determined by the Board of Directors at the time such Option is granted, an Option shall be exercisable for ten (10) years after the date on which it was granted (the “Grant Date”). Each Option shall be subject to earlier termination as expressly provided in the Plan or as determined by the Board of Directors, in its discretion, at the time such Option is granted.

(d) Transferability. No Option shall be transferable, except by will or the laws of descent and distribution, and any Option may be exercised during the lifetime of the Optionee only by him. No Option granted under the Plan shall be subject to execution, attachment or other process.

(e) Option Adjustments. The aggregate number and class of shares as to which Options may be granted under the Plan, the number and class shares covered by each outstanding Option and the exercise price per share thereof (but not the total price), and all such Options, shall each be proportionately adjusted for any increase decrease in the number of issued shares of our common stock resulting from split-up spin-off or consolidation of shares or any like capital adjustment or the payment of any stock dividend.

Except as otherwise provided in the Plan, any Option granted hereunder shall terminate in the event of a merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation of our company. However, the Optionee shall have the right immediately prior to any such transaction to exercise his Option in whole or in part notwithstanding any otherwise applicable vesting requirements.

(f) Termination, Modification, and Amendment. The Plan (but not Options previously granted under the Plan) shall terminate ten (10) years from the earlier of the date of its adoption by the Board of Directors or the date on which the Plan is approved by the affirmative vote of the holders of a majority of the outstanding shares of our common stock of the Company entitled to vote thereon, and no Option shall be granted after termination of the Plan. Subject to certain restrictions, the Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of our common stock present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Nevada.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report. The selected consolidated statements of operations data presented below for each of the years ended December 31, 2011, and 2010,, and the consolidated balance sheet data at December 31, 2011 and 2010 are derived from our consolidated financial statements included elsewhere in this report. The selected consolidated statements of operations data for the years ended December 31, 2009, 2008 and 2007 and consolidated balance sheet data at December 31, 2009, 2008, and 2007 are derived from the audited consolidated financial statements not included in this report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$20,256	$6,344	$2,739	$4,512	$2,180
Cost of net revenues	18,223	5,247	2,401	4,432	2,091

Gross profit	2,033	1,097	338	80	89

Research and development	1,048	466	313	1,072	321
Selling, general and administrative	13,397	7,519	5,641	12,212	11,693

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(12,412)	(6,888)	(5,616)	(13,204)	(11,925)

OTHER EXPENSES
Restructuring costs	—	(586)	(449)	—	—
Interest income (expense), net	(1,590)	(15)	(8)	455	247

TOTAL OTHER EXPENSE, NET	(1,590)	(601)	(457)	455	247

Loss before income taxes	(14,002)	(7,489)	(6,073)	(12,749)	(11,678)
Income tax expense	—	—	—	—	—

NET LOSS	(14,002)	(7,489)	(6,073)	(12,749)	(11,678)
OTHER COMPREHENSIVE INCOME
Gain on Foreign Currency Translation	14	35	8	29	—

TOTAL COMPREHENSIVE LOSS	$(13,988)	$(7,454)	$(6,065)	$(12,720)	$(11,678)

Basic and diluted loss per share	$(0.88)	$(0.64)	$(0.75)	$(0.05)	$(0.05)

Weighted average shares outstanding basic and diluted:	15,989	11,779	8,044	6,644	5,960

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash	$3,940	$2,391	$1,306	$502	$8,594
Working capital	17,555	5,161	1,021	540	10,084
Total assets	36,251	12,984	6,862	7,646	13,294
Long-term liabilities	20,052	2,119	9	40	91
Stockholders’ equity	9,698	6,889	5,181	5,363	12,367

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

General

We have developed and are commercializing proprietary bio-based resins through two complementary product families: (1) Cereplast Compostables® resins, which are compostable and bio-based, ecologically sound substitutes for traditional petroleum-based non-compostable plastics, and (2) Cereplast Sustainables™ resins, which replace up to 90% of the petroleum-based content of traditional plastics with materials from renewable resources. Our resins aim to be competitively priced compared to fully petroleum-based plastic resins and can be converted into finished products using conventional manufacturing equipment without significant additional capital investment by downstream converters.

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

We primarily conduct our operations through two product families:

•

Cereplast Compostables® resins are compostable and bio-based, ecologically sound substitutes for petroleum-based plastics targeting primarily compostable bags, single-use food service products and packaging applications. We offer 13 commercial grades of Compostable resins in this product line. These resins are compatible with existing manufacturing processes and equipment making them a ready substitute for traditional petroleum-based resins. We commercially introduced our Compostable line in November 2006.

•

Cereplast Sustainables™ resins are partially or fully bio-based, ecologically sound substitutes for fully petroleum-based plastics targeting primarily durable goods, packaging applications. We offer six commercial grades of Sustainable resins in this product line. These resins are compatible with existing manufacturing processes and equipment, making them a ready substitute for traditional petroleum-based resins. We commercially introduced our Sustainable line in late 2007 under the name “Cereplast Hybrid Resins®.”

•

Cereplast Hybrid Resins® products replace up to 55% of the petroleum content in conventional plastics with bio-based materials such as industrial starches sourced from plants. The Hybrid resins line is designed to offer similar properties to traditional polyolefins such as impact strength and heat deflection temperature, and is compatible with existing converter processes and equipment. The Cereplast Hybrid Resins® line provides a viable alternative for brand owners and converters looking to partially replace petroleum-based resins in durable goods applications. Hybrid resins address this need in a wide range of markets, including automotive, consumer goods, consumer electronics, medical, packaging, and construction. We commercially introduced our first grade of Hybrid resin, Hybrid 150, at the end of 2007. We currently offer four commercial grades in this product line.

•

Cereplast Algae Plastic® resins. In October of 2009 we announced that we have been developing a new technology to transform algae into bioplastics and intend to launch a new resin family containing algae-based materials that will complement our existing line of resins. The first commercial product with Cereplast Algae Plastic® resin is now being produced and sold as part of our Sustainables resin family. We believe that it is important to enhance research on non-food crops as we expect a surge in demand in bioplastics in future years, thus potentially creating pressure on food crops. Algae are the first non-food crop project that we have introduced and our R&D department is contemplating the development of additional non-food crop based materials in future years.

Our patent portfolio is currently comprised of six patents in the United States (“U.S.”), one Mexican patent, and eight pending patent applications in the U.S. and abroad. Our trademark portfolio is currently comprised of approximately 45 registered marks and 21 pending applications in the U.S. and abroad.

Recent Strategic Events

Italian Expansion.

On October 24, 2011 we completed the purchase of a manufacturing plant in Cannara, Italy that will serve as the hub for our European bioplastics production. We believe that this purchase will enable us to meet the growing demand for bioplastic resin in Europe while improving efficiencies, reducing transportation costs and minimizing logistics related risks. The plant is located on a 125,000 square foot former industrial plant site, enabling us to benefit from existing infrastructure. Current plans for the plant include a total annum capacity of approximately 220 million pounds, which will be built in phases; the first phase of 50,000 tons. Additional capacity will be added coincidental with market demand.

The aggregate purchase price of €4.6 million ($6.5 million) was financed with loan and credit facilities established by Cereplast Italia SpA, our wholly owned subsidiary, and local Italian banking institutions. Additional capital expenditures to complete Phase I of the expansion are estimated at between €6 million and €8 million, or between $8 million and $11 million. We expect that these costs will also be financed entirely through local debt facilities and subsidies from government agencies.

While we had initially anticipate to start operations in late 2012, however due to a combination of the financial crisis in Europe and other factors, including large accounts receivables balances with some of our European customers, we have determined to delay the commencement of operations until a later time.

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

Convertible Subordinated Notes.

In May, 2011 we issued $12.5 million in aggregate principal amount of 7% Senior Subordinated Convertible Notes due June 1, 2016 (the “Notes”). Proceeds from the Notes are being allocated to fund working capital needed to meet the growing demand for our products, particularly in the European market.

Registered Direct Offering.

In November, 2011 we entered into subscription agreements for the sale of up to an aggregate of 3,125,000 units in a registered direct offering for gross proceeds of approximately $5.0 million before deducting the placement agents’ fees and estimated offering expenses payable by us. Each unit consists of one share of common stock, par value $0.001 per share, and one warrant to purchase 0.75 of a share of common stock.

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

Sales. We record sales at the time that we ship our products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. We record sales net of sales discounts and allowances. For the year ended December 31, 2011 we provided price incentives to several customers that entered into multi-year supply contracts for their initial purchase commitments to assist in testing, sample production and commercial launch activities. In the future, we may offer these incentives on a selected basis as we continue to grow our customer base. The amount of these incentives in the future periods will be a function of the growth of our customer base and the particular commercialization.

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

Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. Quantitative factors include customer’s past due balance, prior payment history, recent sales activity and days sales outstanding. Qualitative factors include macroeconomic environment, current product demand, estimated inventory levels and customer’s financial position. In certain cases, we may have access to repossess unsold products held at customer locations as recourse for payment defaults. The fair market value of these products are considered as potential recovery in estimating net losses from uncollectible accounts. We record an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote.

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

Property and Equipment

Property and equipment are stated at cost, and depreciation is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are between three and seven years. Repairs and maintenance expenditures are charged to expense as incurred. Assets under construction are not depreciated until placed into service.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2011 COMPARED TO THE YEAR ENDED DECEMBER 31, 2010

Net Sales

Net sales increased by $13.9 million or 219.3%, to $20.3 million for the year ended December 31, 2011 compared to $6.3 million for the year ended December 31, 2010. The sales increase for the period is attributable to volume increases associated with both existing customer contracts and new contracts with European customers. Environmental legislation, such as that banning the use of plastic bags in Italy that took effect on January 1, 2011, as well as the increased volatility in oil prices, were key drivers of demand for our bioplastic resins in the current year.

Cost of Sales

Cost of sales includes both fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenues. Cost of sales for the year ended December 31, 2011 was $18.2 million, or 90.0% of net sales, compared to $5.2 million, or 82.7% of net sales for the same period in 2010. The increase in cost of sales over the same period in the prior year is attributable to two main factors: (1) cost of sales in the prior year period cannot be considered representative of normal sales or operations as we were in the process of relocating our production operations from California to Indiana and therefore had minimal production during this period in 2010, and (2) cost of sales in the current period reflects the tremendous growth in sales volume from the prior year.

Gross Profit

Gross profit for the year ended December 31, 2011 was $2.0 million, or 10.0% of net sales, compared to $1.1 million, or 17.3% of net sales for the same period in 2010. The decrease in gross profit percentage reflects the unusually high margins on very low volume sales in the prior year period combined with our sales strategy to gain critical market share in 2011 by offering low introductory pricing to some key customers to support their programs to bring new bioplastic products to market. This strategy has proven effective in contributing to strong sales growth and growing market share. We expect that margins will improve gradually in future periods as we capitalize on demand growth to diversify our customer base, implement strategic price increases and continue to gain operational efficiencies.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2011 were $1.0 million, or 5.2% of net sales, compared to approximately $0.5 million, or 7.3% of net sales, for the same period in 2010. Although research and development expenses decreased as a percentage of net sales, we incurred higher expenses in 2011 related to additional headcount, including the appointment of a new Chief Technology Officer and increased manufacturing supplies used for new product development.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2011 were $13.4 million, or 66.1% of net sales, compared to $7.5 million, or 118.5% of net sales, for the same period in 2010. The increase is primarily attributable to the $5.3 million increase in our allowance for doubtful accounts during the year ended December 31, 2011. In addition, we incurred incremental expenses in 2011 across all areas of the business, including compensation associated with increased headcount, performance related compensation, marketing, sales commissions, professional fees (including legal and accounting fees) to support the rapid growth of the business, including the expansion of European operations, specifically with our new industrial plant in Italy.

Other Expense, Net

Other expenses, net for year ended December 31, 2011 were $1.6 million, as compared to $0.6 million in the same period in 2010. Other expense in 2011 consists of interest expense related to our Loan Agreement and our convertible senior subordinated notes. Other expense in 2010 consisted of restructuring charges which were not incurred in the current year period.

Net Loss

Net loss for the year ended December 31, 2011 was $14.0 million, as compared to $7.5 million in the same period in 2010. As discussed above, our results were favorably impacted by increases in net sales and gross profit, offset by higher operating expenses and interest expense incurred to support the growth of the business.

LIQUIDITY AND CAPITAL RESOURCES

We require working capital to fund our operations, including payments to finance our research and development and expand sales and marketing, to purchase equipment, service indebtedness, satisfy lease obligations and execute on our business plan and growth strategy.

We had net unrestricted cash of $3.9 million at December 31, 2011 as compared to $2.4 million at December 31, 2010. The net increase in unrestricted cash is attributable principally to funds received through equity sold through a private placement and proceeds received from our venture loan and convertible senior subordinated notes, offset by cash used in operations.

Our working capital increased from $5.2 million at December 31, 2010, to $17.6 million at December 31, 2011. The increase in working capital is primarily due to increases in accounts receivable and inventory associated with higher revenue volumes and increased product demand.

Cash used in operating activities for the year ended December 31, 2011 was $24.8 million, compared to $8.6 million during the same period in the 2010. The increase in the use of cash for operating activities was primarily a result of an increase in working capital, including increases in accounts receivable and inventory, which reflect the significant sales growth and increased product demand in the 2011 compared to 2010.

Cash used in investing activities for the year ended December 31, 2011 was $7.9 million compared to cash used in investing activities of approximately $0.3 million during the same period in 2010. The increase in cash used in investing activities during 2011 was primarily attributed to purchase of our industrial plant in Italy and capital equipment purchases to increase production capacity and improve operational efficiency at our Seymour manufacturing facility.

Cash provided by financing activities for the year ended December 31, 2011 was $34.2 million compared to $9.9 million provided by financing activities during the same period in 2010. The increase is attributable to an increase in funds received through issuance of common stock in a private placement and a registered direct offering, proceeds from our issuance of convertible senior subordinated notes and proceeds from a venture loan from Compass Horizon Technology.

We have incurred a net loss of $14.0 million for the year ended December 31, 2011, and $7.5 million for the year ended December 31, 2010, and have an accumulated deficit of $56.9 million as of December 31, 2011. Based on our operating plan, our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures and working capital requirements through December 31, 2012 without additional sources of cash.

Our plan to address the shortfall of working capital is to generate additional financing through a combination of refinancing existing credit facilities, incremental product sales and collection of outstanding receivables. We are confident that we will be able to deliver on our plans, however, there are no assurances that we will be able to obtain any sources of financing on acceptable terms, or at all.

If we cannot obtain sufficient additional financing in the short-term, we may be forced to curtail or cease operations or file for bankruptcy. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be forced to take such actions.

Loans Payable and Long Term Debt

Venture Loan Payable

On December 21, 2010, we entered into a Venture Loan and Security Agreement (the “Loan Agreement”) with Compass Horizon Funding Company, LLC (the “Lender” or “Horizon”). The Loan Agreement provides for a total loan commitment of $5.0 million comprising of Loan A and Loan B, each in the amount of $2.5 million. Loan A was funded at closing on December 21, 2010 and matures 39 months after the date of advance. Loan B was funded on February 17, 2011 and also matures 39 months after the date of advance. We are obligated to pay interest per annum equal to the greater of (a) 12% or (b) 12% plus the difference between (i) the one month LIBOR Rate in effect on the date preceding the funding of such loan by five business days and (ii) .30%. We are required to make interest only payments for the first nine months of each loan and equal payments of principal over the final thirty months of each loan. In connection with the loan, we issued a seven year warrant to the Lender to purchase 140,000 shares of our common stock at an exercise price of $4.40. We granted a security interest in all of our assets to the Lender.

Auto Loan Payable

We signed a promissory note in the amount of $20,359 related to the purchase of an automobile in fiscal year 2010. The note bears interest at 7.7% per annum and is to be repaid over a period of 60 months. We repaid this promissory note in full during the first quarter of 2012.

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

The Notes are senior subordinated unsecured obligations which will rank subordinate in right to payment to all of our existing and future senior secured indebtedness and bear interest at a rate of 7% per annum payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2011. The Notes mature on June 1, 2016, with an early repurchase date of June 15, 2014 at the option of the purchaser. The Notes are convertible into shares of our common stock in accordance with the terms of the Notes and the Indenture, at the initial conversion rate of 172.4138 shares of our common stock per $1,000 principal amount of Notes, equivalent to a conversion price of approximately $5.80 per share, subject to adjustment. If the Notes are converted into shares of our common stock prior to June 2, 2014, an interest make-whole payment will be due based on the conversion date up until June 2, 2014. Upon a non-stock change in control, additional shares of our common stock may need to be issued upon conversion, with maximum additional shares of 25.606 per $1,000 in principal amount of Notes being issuable thereunder, for a total maximum of 198.0198 shares per $1,000 Note. Certain customary anti-dilution provisions included in the Indenture and/or the Notes could adjust the conversion rate. At December 31, 2011, the Notes are convertible into 2,155,173 shares of our common stock.

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

Also in connection with the issuance of the Notes, we entered into a Securities Purchase Agreement dated May 18, 2011 pursuant to which we agreed to prepare and file a registration statement with the SEC registering the resale of the Notes and the shares of common stock underlying the Notes. The registration statement was declared effective on August 10, 2011.

Mortgage Payable

Effective October 24, 2011, Cereplast Italia S.p.A (“Cereplast Italia”), our wholly owned subsidiary, completed its acquisition of an industrial plant and the real estate on which the industrial plant is located in Cannara, Italy. The Deed of Sale between Cereplast Italia and Societa Regionale Per Lo Sviluppo Economico Dell’Umbria — Sviluppumbria S.p.A, provided for an aggregate purchase price of approximately $6.5 million. In connection with the acquisition, Cereplast Italia entered into the following financing transactions:

•

Mortgage loan with Banca Monte Dei Paschi Di Sienna S.p.A for the principal of $4.5 million. The loan bears interest of Euribor (6-month) plus 5.7%. The loan is for a term of 15 years with interest only payments for the first two years, payable January 1 and July 1 each year and principal and interest payments thereafter according to an amortization schedule. 20% of the principal is guaranteed for 10 years by Gepafin, a local government agency; $0.5 million of the principal is guaranteed by Eurofidi through December 31, 2016.

•

Credit facility with Intesa Sanpaolo for up $0.7 million. The facility is for a term of eight months with a floating interest rate based on Euribor (3 month), currently 5.85%. Interest is deferred for the first two months of the term. Cereplast Italia obtained a guarantee of 60% of the amount drawn on the facility from Eurofidi.

•

Credit facility with Unicredit Bank for up to $0.8 million. The facility is for a term of 18 months with a floating interest rate based on Euribor (3 month), currently 5.93%. Cereplast Italia obtained a guarantee of 60% of the amount drawn on the facility from Eurofidi.

Contractual Obligations

Our material contractual obligations for the next five years and thereafter as of December 31, 2011, are as follows (in thousands):

	Due in Year Ended December
Obligation	Total	2012	2013	2014	2015	2016	Thereafter
Loans Payable and Long-Term Debt (1)	$21,831	$1,855	$2,075	$939	$213	$12,729	$4,020
Interest payments (2)	8,412	1,550	1,485	1,246	1,203	749	2,179
Operating Leases (3)	2,551	481	486	491	396	324	373
Capital Leases (4)	318	73	82	64	51	48	—

Total	$33,112	$3,959	$4,128	$2,740	$1,863	$13,850	$6,572

(1)	The interest payment amounts above include the fixed interest rate payments for the Credit Agreement with Wells Fargo and an estimated interest rate payment on the variable rate IRB based on the five year historical interest rate average for the Municipal Swap Index plus 20 basis points plus the letter of credit and remarketing fees of 62.5 basis points resulting in an estimated rate of 2.515%.
(2)	Interest related to all obligations except operating leases.
(3)	Related to rental expenses at El Segundo, CA, Seymour, IN and Bönen, Germany facilities.
(4)	Principal only reported; the related interest is included in the Interest Expense line.

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

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of our chief executive officer and chief financial officer, concluded that, as of December 31, 2011, our internal control over financial reporting was effective

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this item will be set forth in the proxy statement for our 2012 Annual Meeting of Stockholders or an amendment to this Form 10-K, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated by reference from our proxy statement.

Item 11.	Executive Compensation

The information required by this item will be set forth in the proxy statement for our 2012 Annual Meeting of Stockholders or an amendment to this Form 10-K, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated by reference from our proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the proxy statement for our 2012 Annual Meeting of Stockholders or an amendment to this Form 10-K, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated by reference from our proxy statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in the proxy statement for our 2012 Annual Meeting of Stockholders or an amendment to this Form 10-K, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated by reference from our proxy statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth in the proxy statement for our 2012 Annual Meeting of Stockholders or an amendment to this Form 10-K, to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and is incorporated by reference from our proxy statement.

PART IV

Item 15.	Exhibits Financial Statement Schedules

(a)     Financial Statements and Financial Statement Schedule

See Index to Consolidated Financial Statements

Exhibit Number	Description

3.1	Articles of Incorporation. (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated July 5, 2005.)

3.2	Certificate of Amendment to the Articles of Incorporation dated February 26, 2003 (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated July 5, 2005.)

3.3	Certificate of Amendment to the Articles of Incorporation dated July 19, 2004 (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated July 5, 2005.)

3.4	Certificate of Amendment to the Articles of Incorporation dated March 18, 2005 (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated July 5, 2005.)

3.5	Certificate of Amendment to the Articles of Incorporation filed January 6, 2010 ((Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on January 8, 2010)

3.6	Bylaws (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated July 5, 2005.)

3.7	Amendment to Bylaws (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on December 28, 2009)

4.1	Form of Subscription Agreement used in connection with private offering dated April 2005 (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 26, 2005)

4.2	Stock Option Plan(Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 26, 2005)

4.3	Form of Placement Agent Warrant issued to Ladenburg Thalmann & Co. Inc. (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on June 15, 2010)

4.4	Form of Warrant pursuant to the Securities Purchase Agreement dated June 9, 2010. (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on June 15, 2010)

4.5	Form of Warrant issued pursuant to the Venture Loan and Security Agreement by and between Compass Horizon Funding Company, LLC and Cereplast, Inc. dated as December 21, 2010. (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on December 22, 2010)

4.6	Indenture dated as of May 24, 2011(Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on May 24, 2011)

4.6	Global Note issued pursuant to the Indenture dated as of May 24, 2011. (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on May 24, 2011)

4.7	Form of Warrant issued to the subscribers (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on November 15, 2011)

10.1	Sale and Purchase Agreement entered between the Company and Cargill Dow LLC (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 26, 2005)

10.2	Letter re: Termination of Periodic Equity Investment Agreement dated December 8, 2008(Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on February 19, 2010)

10.3	Lease between Continental Grand I, L.P. and Cereplast, Inc. dated December 31, 2009 (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on January 6, 2010)

10.4	Form of Securities Purchase Agreement entered into between Cereplast, Inc. and certain investors in March 2010 (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on March 26, 2010)

10.5	Form of Securities Purchase Agreement dated June 9, 2010, entered into between Cereplast, Inc. and each investor in the Offering (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on June 15, 2010)

10.6	Placement Agent Agreement between Cereplast, Inc. and Ladenburg Thalmann & Co. Inc. (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on June 15, 2010)

10.7	Venture Loan and Security Agreement by and between Compass Horizon Funding Company, LLC and Cereplast, Inc. dated as December 21, 2010. (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on December 22, 2010)

10.8	Securities Purchase Agreement dated as of January 26, 2011 by and among Cereplast, Inc. and the investors party thereto. (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on February 1, 2011)

10.9	Securities Purchase Agreement dated as of May 18, 2011 by and among Cereplast, Inc. and the investors party thereto. (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on May 19, 2011)

10.10	Waiver to Venture Loan and Security Agreement dated May 18, 2011. (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on May 24, 2011)

10.11	Amended and Restated Agreement by and between Cereplast, Inc. effective as of August 1, 2011. (Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the SEC on August 15, 2011)

10.12	Placement Agent Agreement, dated November 10, 2011, among the Company, Lazard Capital Markets LLC and Ardour Capital Investments, LLC (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on November 15, 2011)

10.13	Form of Subscription Agreement between the Company and each of the investors signatories thereto. (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on November 15, 2011)

10.14	Indemnification Agreement between Cereplast, Inc. and Michael Okada dated as of February 13, 2012 (Filed herewith)

14.1	Code of Ethics (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated July 5, 2005.)

21.1	Subsidiaries (Filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm: HJ Associates & Consultants, LLP. (Filed herewith)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned on April 16, 2012, thereunto duly authorized.

CEREPLAST, INC.

Dated: April 16, 2012	By:	/s/ Frederic Scheer
Frederic Scheer
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: April 16, 2012	By:	/s/ Michael Okada
Michael Okada
Vice President, Chief Accounting Officer
and Interim Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2012	By:	/s/ Frederic Scheer
Frederic Scheer,
(Principal Executive Officer)

Dated: April 16, 2012	By:	/s/ Craig Peus
Craig Peus, Director

Dated: April 16, 2012	By:	/s/ Frank Hunt
Franklin Hunt, Director

Dated: April 16, 2012	By:	/s/ Jacques Vincent
Jacques Vincent, Director

Dated: April 16, 2012	By:	/s/ Paul Pelosi
Paul Pelosi, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Cereplast, Inc.

El Segundo, California

We have audited the accompanying consolidated balance sheets of Cereplast, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and other comprehensive income, shareholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cereplast, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP

Salt Lake City, Utah

April 16, 2012

CEREPLAST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares data)

	December 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash	$3,940	$2,391
Accounts Receivable, Net	14,744	5,285
Inventory, Net	4,406	1,392
Prepaid Expenses and Other Current Assets	966	69

Total Current Assets	24,056	9,137

Property and Equipment
Property and Equipment	13,752	5,564
Accumulated Depreciation and Amortization	(3,151)	(2,213)

Property and Equipment, Net	10,601	3,351

Other Assets
Restricted Cash	43	43
Deferred Loan Costs	1,321	266
Intangible Assets, Net	183	170
Deposits	47	17

Total Other Assets	1,594	496

Total Assets	$36,251	$12,984

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$1,813	$2,567
Accrued Expenses	2,760	1,251
Capital Leases, Current Portion	73	9
Loan Payable, Current Portion	1,855	149

Total Current Liabilities	6,501	3,976

Long-Term Liabilities
Loan Payable	7,307	2,119
Convertible Subordinated Notes	12,500	—
Capital Leases, Long-Term	245	—

Total Long-Term Liabilities	20,052	2,119

Total Liabilities	26,553	6,095

Shareholders’ Equity
Preferred Stock, $0.001 par value; 5,000,000 shares authorized and none outstanding	—	—
Common Stock, $0.001 par value; 495,000,000 shares authorized; 18,933,139 and 12,992,195 shares issued and outstanding at December 31, 2011 and 2010, respectively	19	13
Additional Paid in Capital	66,524	49,737
Accumulated Deficit	(56,935)	(42,933)
Accumulated Other Comprehensive Income	86	72

	9,694	6,889
Noncontrolling Interests	4	—

Total Shareholders’ Equity	9,698	6,889

Total Liabilities and Shareholders’ Equity	$36,251	$12,984

See accompanying notes to consolidated financial statements.

CEREPLAST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(In thousands, except per share data)

	Year ended
	December 31, 2011	December 31, 2010
GROSS SALES	$20,893	$6,416
Sales Discounts, Returns and Allowances	(637)	(72)

NET SALES	20,256	6,344
COST OF SALES	18,223	5,247

GROSS PROFIT	2,033	1,097
Research and Development	1,048	466
Selling, General and Administrative	13,397	7,519

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(12,412)	(6,888)
OTHER EXPENSES
Restructuring Costs	—	586
Interest Expense, Net	1,590	15

TOTAL OTHER EXPENSE, NET	1,590	601

LOSS BEFORE PROVISION FOR INCOME TAXES	(14,002)	(7,489)
Provision for Income Taxes	—	—

NET LOSS	(14,002)	(7,489)
Other Comprehensive Income
Gain on Foreign Currency Translation	14	35

TOTAL COMPREHENSIVE LOSS	$(13,988)	$(7,454)

BASIC AND DILUTED LOSS PER SHARE	$(0.88)	$(0.64)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	15,989,397	11,779,087

See accompanying notes to consolidated financial statements.

CEREPLAST, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY AND COMPREHENSIVE INCOME

(in thousands, except share data)

					Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2009	—	$—	9,825,476	$10	$40,578	$(35,444)	$37	$5,181

Issuance of common stock as compensation. Stock at prices ranging from $2.82 per share to $5.10 per share	—	—	104,785	—	375	—	—	375
Issuance of common shares under a private placement at a net price of $2.00 per share	—	—	705,000	1	1,288	—	—	1,289
Sales of shares made pursuant to an effective to a Registration Statement on Form S-3 (Registration No. 333-166307) at a net price of $2.91 per share	—	—	2,137,642	2	6,216	—	—	6,218
Fees association with an early lease termination	—	—	31,250	—	125	—	—	125
Issuance of stock in for board member services	—	—	12,500	—	50	—	—	50
Shares issued pursuant to settlement agreement	—	—	20,162	—	75	—	—	75
Issuance of common stock for vendor services.	—	—	153,802	—	782	—	—	782
Rounding due to Stock Split	—	—	1,578	—		—	—	—
Warrants issued in connection with debt financing arrangements	—	—	—	—	248	—	—	248
Net loss for the year ended December 31, 2010	—	—	—	—	—	(7,489)	—	(7,489)
Gain on foreign currency translation	—	—	—	—	—	—	35	35

Balance, December 31, 2010	—	—	12,992,195	13	49,737	(42,933)	72	6,889

Issuance of common stock under a private placement	—	—	5,721,500	6	15,699	—	—	15,705
Issuance of common stock for employee compensation	—	—	130,882	—	489	—	—	489
Issuance of common stock for Board member services	—	—	37,500	—	185	—	—	185
Issuance of common stock for settlement agreements	—	—	4,062	—	20	—	—	20
Issuance of common stock for vendor services	—	—	12,000	—	59	—	—	59
Issuance of common stock from warrant exercise	—	—	35,000	—	155	—	—	155
Compensation expense related to stock option plan	—	—	—	—	180	—	—	180
Net loss for the year ended December 31, 2011	—	—	—	—	—	(14,002)	—	(14,002)
Gain on foreign currency translation	—	—	—	—	—	—	14	14

Balance, December 31, 2011	—	$—	18,933,139	$19	$66,524	$(56,935)	$86	9,694

See accompanying notes to consolidated financial statements.

CEREPLAST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except shares data)

	Year Ended
	December 31, 2011	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(14,002)	$(7,489)
Adjustment to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Amortization	944	803
Reserve for Inventory Obsolescence	229	—
Allowance for Doubtful Accounts	5,338	32
Common Stock Issued for Services, Salaries and Wages	912	1,407
Amortization of Loan Discount	76	2
Loss on Disposal of Leasehold Improvements	—	14
Impairment of Intangible Assets	61	—
Changes in Operating Assets and Liabilities
Accounts Receivable	(14,797)	(4,992)
Deferred Loan Costs	361	(130)
Inventory	(3,243)	(543)
Deposits	(29)	75
Prepaid Expenses and Other Current Assets	(896)	147
Restricted Cash	—	(43)
Accounts Payable	(1,246)	1,578
Accrued Expenses	1,530	511

NET CASH USED IN OPERATING ACTIVITIES	(24,762)	(8,628)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property, Equipment and Intangibles	(7,918)	(263)

NET CASH USED IN INVESTING ACTIVITIES	(7,918)	(263)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Leases	(47)	(25)
Proceeds from Capital Leases	356
Noncontrolling Interest Activities	4
Payments on Notes and Loan Payable	(145)	(59)
Proceeds from Loan Payable, Net of Loan Costs	6,962	2,520
Proceeds from Convertible Subordinated Notes, Net of Issuance Costs of $1,275	11,225
Proceeds from Issuance of Common Stock and Subscriptions, Net of Issuance Costs of $1,619	15,860	7,505

NET CASH PROVIDED BY FINANCING ACTIVITIES	34,215	9,941

FOREIGN CURRENCY TRANSLATION	14	35

NET INCREASE IN CASH	1,549	1,085
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,391	1,306

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,940	$2,391

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year For:
Interest	$1,025	$2
Income Taxes	$—	$—

During the year ended December 31, 2011, the Company issued 5,721,500 shares in exchange for net proceeds of $15,860 under a private placement. During the year ended December 31, 2010, the Company issued 2,842,642 shares in exchange for net proceeds of $8,025 under a private placement.

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

During the year ended December 31, 2011, the Company issued 168,382 shares valued at $673 for services to directors and employees, issued 35,000 shares valued at $155 for exercise of common stock warrants, issued 12,000 shares valued at $59 for prepaid services and issued 4,062 shares valued at $20 for a settlement agreement. The Company also recognized $180 of expense related to vesting of employee stock options for the same period.

During the year ended December 31, 2010, the Company issued 31,250 shares valued at $125 for fees associated with an early lease termination, issued 12,500 shares valued at $50 for board member services, issued 151,302 shares valued at $782 for prepaid services and rent, issued 78,605 shares valued at $375 for employee services and issued 20,162 shares valued at $75 pursuant to a settlement agreement.

See accompanying notes to consolidated financial statements.

CEREPLAST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

1. ORGANIZATION AND LINE OF BUSINESS

Organization

We were incorporated on September 29, 2001 in the State of Nevada under the name of Biocorp North America Inc. On March 18, 2005, we filed an amendment to our certificate of incorporation to change our name to Cereplast, Inc.

Line of Business

Cereplast, Inc. (“we” or “Cereplast”) has developed and is commercializing proprietary bio-based resins through two complementary product families: Cereplast Compostables® resins which are compostable, renewable, ecologically sound substitutes for petroleum-based plastics, and Cereplast Sustainables™ resins (including the Cereplast Hybrid Resins product line), which replaces up to 90% of the petroleum-based content of traditional plastics with materials from renewable resources. Our resins can be converted into finished products using conventional manufacturing equipment without significant additional capital investment by downstream converters.

The demand for non-petroleum based, clean and renewable sources for materials, such as bioplastics, and the demand for compostable/biodegradable products are being driven globally by a variety of factors, including fossil fuel price volatility, energy security and environmental concerns. These factors have led to increased spending on clean and renewable products by corporations and individuals as well as legislative initiatives at national, state and local level.

We are a full-service resin solution provider uniquely positioned to capitalize on the rapidly increasing demand for sustainable and environmentally friendly alternatives to traditional plastic products.

We primarily conduct our operations through two product families:

•

Cereplast Compostables® resins are compostable and bio-based, ecologically sound substitutes for petroleum-based plastics targeting primarily compostable bags, single-use food service products and packaging applications. We offer 13 commercial grades of Compostable resins in this product line. These resins are compatible with existing manufacturing processes and equipment making them a ready substitute for traditional petroleum-based resins. We commercially introduced our Compostable line in November 2006.

•

Cereplast Sustainables™ resins are partially or fully bio-based, ecologically sound substitutes for fully petroleum-based plastics targeting primarily durable goods, packaging applications. We offer six commercial grades of Sustainable resins in this product line. These resins are compatible with existing manufacturing processes and equipment, making them a ready substitute for traditional petroleum-based resins. We commercially introduced our Sustainable line in late 2007 under the name “Cereplast Hybrid Resins®.”

•

Cereplast Hybrid Resins® products replace up to 55% of the petroleum content in conventional plastics with bio-based materials such as industrial starches sourced from plants. The Hybrid resins line is designed to offer similar properties to traditional polyolefins such as impact strength and heat deflection temperature, and is compatible with existing converter processes and equipment. The Cereplast Hybrid Resins® line provides a viable alternative for brand owners and converters looking to partially replace petroleum-based resins in durable goods applications. Hybrid resins address this need in a wide range of markets, including automotive, consumer goods, consumer electronics, medical, packaging, and construction. We commercially introduced our first grade of Hybrid resin, Hybrid 150, at the end of 2007. We currently offer four commercial grades in this product line.

•

Cereplast Algae Plastic® resins. In October of 2009 we announced that we have been developing a new technology to transform algae into bioplastics and intend to launch a new resin family containing algae-based materials that will complement our existing line of resins. The first commercial product with Cereplast Algae Plastic® resin is now being produced and sold as part of our Sustainables resin family. We believe that it is important to enhance research on non-food crops as we expect a surge in demand in bioplastics in future years, thus potentially creating pressure on food crops. Algae are the first non-food crop project that we have introduced and our R&D department is contemplating the development of additional non-food crop based materials in future years.

Our patent portfolio is currently comprised of six patents in the United States (“U.S.”), one Mexican patent, and eight pending patent applications in the U.S. and abroad. Our trademark portfolio is currently comprised of approximately 45 registered marks and 21 pending applications in the U.S. and abroad.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The audited consolidated financial statements include the financial condition and results of operations of our wholly-owned subsidiary, Cereplast International, S.A., a Luxembourg company organized during the year ended December 31, 2008, for the purpose of conducting sales operations in Europe. Intercompany balances and transactions have been eliminated in consolidation.

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

Cash

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. At various times throughout the year, we may have exceeded federally insured limits. At December 31, 2011 and December 31, 2010, balances in our cash accounts exceeded federally insured limits of $0.25 million by approximately, $3.7 million and $2.2 million, respectively. We have not experienced any losses in such accounts and we do not believe we are exposed to any significant credit risk on cash and cash equivalents.

Concentration of Credit Risk

We had unrestricted cash totaling $3.9 million and $2.4 million at December 31, 2011 and 2010, respectively. Our unrestricted cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Concentration of credit risk with respect to accounts receivable is limited to certain European customers to whom we make substantial sales. As of December 31, 2011 we had one large European customer that accounted for $7.6 million, or 36% of our accounts receivable balance, which is past due. We have another large European customer with $6.1 million, or 29% of our receivable balance. Agreed upon payment terms for both of these customers are 90 days from receipt of goods. These customers have acknowledged to us their agreement with the amounts owing and no amounts recognized in revenue or recorded in accounts receivable from these customers are in dispute. To reduce risk, we routinely assess the financial strength of our most significant customers, using standard credit risk evaluation methods with reference to publicly available and customer supplied information, and monitor the amounts owed to us, taking appropriate action when necessary. As a result of the recent deterioration in the general economic conditions in Europe and the slow payment by some of our European customers, we have increased our allowance for doubtful accounts to $5.4 million to reflect management’s assessment of credit risk associated with these customer balances. We are working with all customers to mitigate credit risk and ensure collection of all outstanding amounts.

Other Concentration

During the year ended December 31, 2011, we had three significant suppliers that accounted for 33.1%, 27.5% and 10.8% of total cost of goods sold, respectively. During the same period in the prior year, we had two significant suppliers that accounted for 45.9% and 23.2% of total cost of goods sold, respectively. No other suppliers accounted for more than 10% of cost of goods sold during these periods.

Liquidity and Capital Resources

We have incurred a net loss of $14.0 million for the year ended December 31, 2011, and $7.5 million for the year ended December 31, 2010, and have an accumulated deficit of $56.9 million as of December 31, 2011. Based on our operating plan, our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures and working capital requirements through December 31, 2012 without additional sources of cash.

Our plan to address the shortfall of working capital is to generate additional financing through a combination of refinancing existing credit facilities, incremental product sales and collection of outstanding receivables. We are confident that we will be able to deliver on our plans, however, there are no assurances that we will be able to obtain any sources of financing on acceptable terms, or at all.

If we cannot obtain sufficient additional financing in the short-term, we may be forced to curtail or cease operations or file for bankruptcy. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be forced to take such actions.

Restricted Cash

We had restricted cash in the amount of approximately $43,000 on December 31, 2011 and 2010. The restricted cash amount consists of a “Certificate of Deposit” which supports a “Letter of Credit” for a leased facility.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments as of December 31, 2011 and 2010, which include cash, accounts receivable, unbilled receivable, accounts payable, accrued expenses, loans payable and convertible subordinated notes approximate their fair values due to the short-term nature of these instruments.

Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. Quantitative factors include customer’s past due balance, prior payment history, recent sales activity and days sales outstanding. Qualitative factors include macroeconomic environment, current product demand, estimated inventory levels and customer’s financial position. In certain cases, we may have access to repossess unsold products held at customer locations as recourse for payment defaults. The fair market value of these products are considered as potential recovery in estimating net losses from uncollectible accounts. We record an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was approximately $5.4 million and $66,000 as of December 31, 2011 and 2010, respectively.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or market and consist primarily of raw materials used in the manufacturing of bioplastic resins, finished bioplastic resins and finished goods. Inventories are reviewed for excess and obsolescence and a reserve is established accordingly. For the years ended December 31, 2011, and 2010, inventories consisted of the following (in thousands):

	2011	2010
Raw Materials	$2,565	$936
Bioplastic Resins	1,959	318
Finished Goods	42	44
Packaging Materials	69	53
Work In Process	—	41
Obsolescence Reserve	(229)	—

Inventories, Net	$4,406	$1,392

Property and Equipment

Property and equipment are stated at cost, and depreciation is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are between five and seven years. Repairs and maintenance expenditures are charged to expense as incurred. Property and equipment consist of the following (in thousands):

	2011	2010
Equipment	$5,434	$5,074
Building	5,906	—
Land	32	—
Construction In Progress	1,743	135
Auto	37	25
Furniture and Fixtures	327	279
Leasehold Improvements	273	51

	13,752	5,564
Accumulated Depreciation	(3,151)	(2,213)

Property and Equipment, Net	$10,601	$3,351

Intangible Assets

Intangible assets are stated at cost and consist primarily of patents and trademarks. Amortization is computed on the straight-line method over the estimated life of these assets, estimated to be between five and fifteen years. Intangible assets consist of the following (in thousands):

	2011	2010
Intangible Assets	$222	$203
Accumulated Amortization	(39)	(33)

Intangible Assets, Net	$183	$170

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

Impairment of Long-Lived Assets.

We review long-lived assets for possible impairment by evaluating whether the carrying amount of assets exceed its recoverable amount. Our judgment regarding the existence of impairment is based on legal factors, market conditions and operational performance of our assets. Future adverse changes in legal environment, market conditions or poor operating results could result in losses or an inability to recover the carrying value of the long-lived assets, thereby possibly requiring an impairment charge in the future.

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

Capital Stock Issued

During the twelve months ended December 31, 2011, we issued shares of common stock as follows:

•

We issued 2,596,500 shares of common stock and 649,128 warrants with an exercise price of $6.35 for net proceeds of $12.3 million pursuant to a securities purchase agreement dated January 26, 2011 under a private placement.

•	We issued 180,382 shares of restricted common stock valued at $0.7 million to various employees, directors, and third parties for services rendered during the period.

•	We issued 4,062 shares of common stock valued at $20,000 pursuant to a settlement agreement.

•	We issued 35,000 shares of common stock valued at $155,400 pursuant to a warrant exercise.

•

In a private placement transactions made in reliance upon an exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act, we issued 3,125,000 shares of common stock for net cash proceeds of $4.5 million. We issued 3,125,000 shares of common stock for net cash proceeds of $4.5 million.

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

•

In a private placement transactions made in reliance upon an exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act, we issued 705,000 shares of common stock for net cash proceeds of $1.3 million.

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

Valuation Assumptions for Stock Options

During the year ended December 31, 2011, we granted options to our employees to purchase an aggregate of 300,000 shares of our common stock, with estimated total grant-date fair values of $0.7 million. We estimate that stock-based compensation for awards not expected to be exercised is $0.2 million. During the three and nine months ended December 31, 2011, we recorded stock-based compensation related to stock options of $23,000 and $0.2 million, respectively. The grant date fair value was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and the following assumptions:

Year ended December 31,
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

Stock Option Activity

Under the 2004 Employee Stock Option Plan adopted by our board of directors (the “Plan”), our board of directors may issue incentive and non-qualified stock options to our employees. Options granted under the Plan generally expire at the end of five or ten years and vest in accordance with a vesting schedule determined by our board of directors, usually over three years from the grant date. As of December 31, 2011, we have 34,375 shares available for future grants under the Plan. We settle stock option exercises with newly issued shares of our common stock (in thousands except, per share data):

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	73	$22.40	73	$22.40
Granted at fair value	300	5.31	—	—
Exercised	—	—	—	—
Cancelled/forfeited	—	—	—	—

Outstanding—end of year	373	8.65	73	22.40

Options exercisable at year-end	133	$14.69	73	$22.40

The following table summarizes information about stock options as of December 31, 2011 (in thousands, except per share data):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
$0.0-$5.31	300	$5.31	9.2	—	60	$5.31	9.16	—
5.32 - $22.40	73	22.40	2.92	—	73	22.40	2.92	—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $0.96 at December 31, 2011 which would have been received by the option holders had all option holders exercised their options as of that date.

No options were granted during the year ended December 31, 2010.

Common Stock Warrants

In connection with the registered direct offering of 3,125,000 Units effective November 2011, we issued warrants to purchase 2,343,750 of our common stock. The per share exercise price of the warrants is $2.20. The warrants are exercisable at any time on or after the date that is 180 days after the initial issuance on the date of closing and will expire on a date that is five years from the date of closing.

In connection with the issue of 2,596,500 shares of common stock to accredited investors pursuant to a securities purchase agreement entered into on January 26, 2011, we issued warrants to purchase 649,128 shares of our common stock. The warrants have an exercise price of $6.35 per share and are exercisable until July 31, 2016.

A summary of warrant activity is as follows (in thousands, except per share data):

	2011		2010
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding— January 1,	1,273	$4.44	—	$—
Issued	2,993	3.10	1,273	4.44
Cancelled	(12)	5.28	—	—
Exercised	(35)	4.44	—	—

Outstanding—December 31,	4,219	5.09	1,273	4.44

Warrants exercisable at end of period	4,219	$3.48	1,273	$4.44

4. LOANS PAYABLE AND CONVERTIBLE SUBORDINATED NOTES

Venture Loan Payable

On December 21, 2010, we entered into a Venture Loan and Security Agreement (the “Loan Agreement”) with Compass Horizon Funding Company, LLC (the “Lender” or “Horizon”). The Loan Agreement provides for a total loan commitment of $5.0 million (“the Loan”) comprising of Loan A and Loan B, each in the amount of $2.5 million. Loan A was funded at closing on December 21, 2010 and matures 39 months after the date of advance. Loan B was funded on February 17, 2011 and also matures 39 months after the date of advance. We are obligated to pay interest per annum equal to the greater of (a) 12% or (b) 12% plus the difference between (i) the one month LIBOR Rate in effect on the date preceding the funding of such loan by five business days and (ii) .30%. We are required to make interest only payments for the first nine months of each loan and equal payments of principal over the final thirty months of each loan. We granted a security interest in all of our assets to the Lender.

In connection with Loan Agreements, we issued a seven year warrant to the Lender to purchase 140,000 shares of our common stock at an exercise price of $4.40. The relative fair value of the warrants was $0.2 million and will be recorded as interest expense over the term of the Loan. We estimated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions:

December 22, 2010
Assumptions:
Expected Life	7 years
Expected volatility	39.9%
Dividends	None
Risk-free interest rate	2.74%

Also in connection with the Loan Agreement, we incurred $0.4 million of debt issue costs which were deferred and are being amortized to interest expense over the term of the loan.

Promissory Note

We signed a promissory note in the amount of $20,359 related to the purchase of an automobile in fiscal year 2010. The note bears interest at 7.7% per annum and is to be repaid over a period of 60 months.

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

The Notes are senior subordinated unsecured obligations which will rank subordinate in right to payment to all of our existing and future senior secured indebtedness and bear interest at a rate of 7% per annum payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2011. The Notes mature on June 1, 2016, with an early repurchase date of June 15, 2014 at the option of the purchaser. The Notes are convertible into shares of our common stock in accordance with the terms of the Notes and the Indenture, at the initial conversion rate of 172.4138 shares of our common stock per $1,000 principal amount of Notes, equivalent to a conversion price of approximately $5.80 per share, subject to adjustment. If the Notes are converted into shares of our common stock prior to June 2, 2014, an interest make-whole payment will be due based on the conversion date up until June 2, 2014. Upon a non-stock change in control, additional shares of our common stock may need to be issued upon conversion, with a maximum additional shares of 25.606 per $1,000 in principal amount of Notes being issuable thereunder, for a total maximum of 198.0198 shares per $1,000 Note. Certain customary anti-dilution provisions included in the Indenture and/or the Notes could adjust the conversion rate. At December 31, 2011, the Notes are convertible into 2,155,173 shares of our common stock.

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

Effective October 24, 2011, Cereplast Italia S.p.A (“Cereplast Italia”), our wholly owned subsidiary, completed its acquisition of an industrial plant and the real estate on which the industrial plant is located in Cannara, Italy. The Deed of Sale between Cereplast Italia and Societa Regionale Per Lo Sviluppo Economico Dell’Umbria — Sviluppumbria S.p.A, provided for an aggregate purchase price of approximately $6.5 million. In connection with the acquisition, Cereplast Italia entered into the following financing transactions:

•

Mortgage loan with Banca Monte Dei Paschi Di Sienna S.p.A for the principal of $4.5 million. The loan bears interest of Euribor (6-month) plus 5.7%. The loan is for a term of 15 years with interest only payments for the first two years, payable January 1 and July 1 each year and principal and interest payments thereafter according to an amortization schedule. 20% of the principal is guaranteed for 10 years by Gepafin, a local government agency; $0.5 million of the principal is guaranteed by Eurofidi through December 31, 2016.

•

Credit facility with Intesa Sanpaolo for up $0.7 million. The facility is for a term of eight months with a floating interest rate based on Euribor (3 month), currently 5.85%. Interest is deferred for the first two months of the term. Cereplast Italia obtained a guarantee of 60% of the amount drawn on the facility from Eurofidi.

•

Credit facility with Unicredit Bank for up to $0.8 million. The facility is for a term of 18 months with a floating interest rate based on Euribor (3 month), currently 5.93%. Cereplast Italia obtained a guarantee of 60% of the amount drawn on the facility from Eurofidi.

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

6. MAJOR CUSTOMERS AND FOREIGN SALES

The following customers accounted for 10% or more of net revenue in the periods presented:

	Year Ended December 31,
	2011	2010

Customer A	27.8%	—
Customer B	27.1%	—
Customer C	25.6%	—
Customer D	—	48.8%
Customer E	—	14.1%

Our net sales were made up of sales to customers in the following geographic regions (in thousands):

	Year Ended December 31,
	2011		2010
North America	$719	3.5%	$1,455	22.9%
International
Italy	12,055	59.5%	3,091	48.7%
Germany	5,501	27.2%	1,074	17.0%
Malta	1,128	5.6%	—	—%
Other	853	4.2%	724	11.4%

Net sales	$20,256	100%	$6,344	100. %

7. INCOME TAX

We are subject to U.S. and California income tax. Subject to limited statutory exceptions, we are no longer subject to federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2006. We are not presently liable for any income taxes nor are we undergoing any tax examinations by the Internal Revenue Service. No Deferred Tax Assets or Deferred Tax Liabilities are included in our balance sheets at December 31, 2011 or December 31, 2010.

Our policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

8. DEFERRED TAX BENEFIT

At December 31, 2011, we have available federal and state cumulative net operating loss carry forwards of ($38.4 million), which expire at various dates from 2012 through 2031.

The differences between our effective income tax rate and the statutory federal rate for the years ended December 31, 2011 and 2010 relate primarily to losses incurred for which no tax benefit was recognized, due to the uncertainty of realization. The valuation allowance was $16.3 million and $11.4 million at December 31, 2011 and 2010, respectively. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to significant annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

A reconciliation of income tax expense that would result from applying the U.S. Federal and State rate of 39% to pre-tax income from continuing operations for the years ended December 31, 2011 and 2010, with federal income tax expense presented in the financial statements is as follows (in thousands):

	2011	2010
Income tax benefit computed at U.S. Federal statutory rate (34%)	$(4,665)	$(2,546)
State income taxes, net of benefit federal taxes	(686)	(374)
Meals & Entertainment	106	39
Stock for services	393	589
Allowance for Doubtful Accounts	2,081	12
Inventory Reserve	89	—
Depreciation	40	(456)
Deferred Loan Costs	(464)	(50)
Research & Development Credit	26	—
Accruals	(7)	(67)
Disposal of Assets	—	3
Less Valuation Allowance	3,087	2,850

Income tax expense	$—	$—

The deferred income tax benefit at December 31, 2011 and 2010 reflects the impact of temporary differences between the amounts of assets and liabilities recorded for financial reporting purposes and such amounts as measured in accordance with tax laws. The items, which comprise a significant portion of deferred tax assets and liabilities, are approximately as follows (in thousands):

	2011	2010
Deferred Tax Assets:
NOL Carryover	$14,990	$11,973
R&D Carryover	171	104
Contribution Carryover	1	1
Allowance for Doubtful Accounts	2,107	26
RP Accruals	48	54
Inventory Reserve	89	—
Deferred Tax Liabilities:
Depreciation	(625)	(689)
Deferred Loan Costs	(515)	(50)
Less Valuation Allowance	(16,266)	(11,419)

Income Tax Expense	$—	$—

9. CAPITAL LEASE OBLIGATIONS

Future payments on capital lease obligations are as follows (in thousands):

Twelve months ending December 31:
2012	$73
2013	82
2014	64
2015	51
2016	48
Thereafter	—

Total future minimum lease payments	$318

10. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2011 and 2010, we had no related party transactions.

11. SUBSEQUENT EVENTS

We have evaluated subsequent events pursuant to ASC Topic 855 and note that there are no events to disclose.

EXHIBIT INDEX

Exhibit Number	Description

10.14	Indemnification Agreement between Cereplast, Inc. and Michael Okada dated as of February 13, 2012

21.1	Subsidiaries

23.1	Consent of HJ Associates & Consultants, LLP

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase