Form 10-K/A
period 2011-12-31
Cereplast Inc
filed 2012-04-30
CIK 1324759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of April 11, 2012, the Company had outstanding 18,933,139 Shares of Common Stock, $0.001 par value.

FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our annual report on Form 10-K for the year ended December 31, 2011, originally filed on April 16, 2012 (the “Original Filing”). We are filing this Amendment solely to include the information required by Part III and not included in the Original Filing. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we are including this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

Except as set forth above, we have not modified or updated disclosures presented in the Original Filing to reflect events or developments that have occurred after the date of the Original Filing. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

i

ii

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

iii

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

Item3.	Legal Proceedings

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officer and Corporate Governance

Our directors and executive officers are as follows:

Name	Age	Position
Frederic Scheer	57	CEO, Founder and Chairman of the Board of Directors
Michael Okada	44	Vice President, Chief Accounting Officer and Interim CFO
Mark Barton	53	Senior Vice President, Operations
Kelvin Okamoto	52	Senior Vice President and CTO
Jacques Vincent	65	Director
Craig Peus	39	Director
Franklin Hunt	62	Director
Paul Pelosi	43	Director

FREDERIC SCHEER, our CEO, Founder and Chairman of the Board of Directors, since Cereplast’s inception, became involved in the biodegradable plastics industry in 1994 through Montedison SpA, a large chemical conglomerate operating Novamont SpA, an Italian resin manufacturer and research company. Foreseeing that the demand for biodegradable products in North America would expand rapidly by the end of the decade, Mr. Scheer created the Biodegradable Products Institute (BPI), and this non-profit organization has quickly become the largest biodegradable association in the world, with more than 40 members, including BASF, DuPont, Georgia Pacific, NatureWorks, Dow and Eastman. Prior to his involvement in the biodegradable industry, Mr. Scheer was a merchant banker in Europe. He holds a Doctor of Laws from the University of Paris, a Masters Degree in Finance and Political Science from Institut d’Etudes Politiques, Paris, France. Mr. Scheer, a U.S. citizen, is fluent in French, Spanish, Italian and English.

Due to his knowledge of the bioplastic industry and the fact that Mr. Scheer is the founder of the Company, the Board of Director concluded that Mr. Scheer had all qualifications to be a member of the Board.

MICHAEL OKADA, our Vice President, Chief Accounting Officer and Interim CFO since February, 2012, joined Cereplast as Vice President and Corporate Controller in April 2011. From June, 2009 through February, 2011, Mr. Okada served as Vice President, Finance and Corporate Controller of Mindspeed Technologies, Inc. (MSPD – NasdaqGS), a fabless semiconductor company based in Newport Beach, CA. Mr. Okada served as Interim Vice President of Financial Reporting from September, 2008 through April, 2009 of American Apparel, Inc. (APP – Amex), a publicly traded vertically integrated apparel company. Mr. Okada also served as Chief Financial Officer and Treasurer of ExtruMed, LLC, a medical device component manufacturer, from May, 2007 through August, 2008. Mr. Okada holds a Bachelor of Science degree in Accounting from Santa Clara University and is a Certified Public Accountant licensed in the state of California.

MARK BARTON, joined Cereplast as Senior Vice President, Operations in July 2008. Mr. Barton leads our global manufacturing operations. With over 25 years of successful plastic compounding industry experience, most recently as Vice President of Toray Resin Company, Mr. Barton has held a succession of resin manufacturing leadership positions. Under Mr. Barton’s leadership, Toray Resin’s engineering resin compounding operations became an industry leader, achieving registrations of ISO 9001/TS16949 for quality systems, ISO 14001 for environmental systems and receiving the Toray Industries, Presidents Award in 2006 for overall performance and achievement. Mr. Barton’s experience includes championing successful lean manufacturing and continuous improvement systems in resin compounding operations. Mr. Barton holds a Bachelor of Science degree in Management Science/Business Administration from Franklin University in Columbus, Ohio.

KELVIN OKAMOTO, our Senior Vice President and Chief Technology Officer since April, 2011, joined Cereplast as Senior Vice President of Research & Development in December, 2010. Dr. Okamoto brings 20 plus years of research and development experience in the plastics and packaging industries to his role as Chief Technology Officer. Prior to joining Cereplast, he served as Manager of Materials Engineering and Manager of Materials Engineering for Solo Cup Operating Corp. Dr. Okamoto’s career has included positions as an Intellectual Property Consultant, Chief Engineer at Taylor-Made-Adidas, Director of Intellectual Property at Trexel, Inc., Materials Development Manager at Pactiv, Group Leader-Structural Plastics Product Development and Research Chemist at Himont USA (presently Lyondell Basell) and Staff Chemist at GE Corporate Research and Development. Dr. Okamoto has been affiliated with the American Chemical Society, ASTM, National Association of Patent Practitioners and the Society of Plastic Engineers, where he has held a number of elected positions. Dr. Okamoto holds a Ph.D. in Chemistry from Cornell University and a Bachelor of Science degree in Chemistry from Stanford University.

INDEPENDENT DIRECTORS

JACQUES VINCENT, Director and Chair of the Nominating and Corporate Governance Committee. Mr. Vincent has served as a Director of the Company since January 2008. Mr. Vincent was recently named vice chairman and advisor to the chairman and previously served as the vice chairman and chief operating officer at Groupe Danone. Mr. Vincent began his career with Danone in 1970 and has since held various financial and overall management positions within the company. Mr. Vincent is a graduate engineer of the Ecole Centrale, Paris, holds a bachelor’s degree in economics from Paris University and a Master’s of Science from Stanford University. In addition to Mr. Vincent’s position at Groupe Danone, he is the Chairman of Daniel Carasso Research Center and Ecole Normale Superieure de Lyon, and board member of Syngenta in Switzerland and Yakult Honsha in Japan.

Due to his knowledge of the Trade and marketing of food service items and dairy products around the world, the Board concluded that Mr. Vincent is qualified to serve as a Director. Mr. Vincent is also Chairman of the Nominating and Corporate Governance Committee.

CRAIG PEUS, Director and Chair of the Compensation Committee. Mr. Peus was appointed as one of our directors effective September 29, 2010. Mr. Peus currently serves as the Chairman and Founder of One Simple Move Inc., a web-based relocation software company, a position he has held since June 2006. Mr. Peus also currently serves as an advisor to three operating companies providing general business advice. Mr. Peus has served as a Managing Director of Waveland Capital Group, Inc. a multi-service investment bank. From June 2003 through December 2009, Mr. Peus was the Managing Partner and Co-Founder of Blossom Street Capital Advisors, LLC, an investment banking firm and licensed broker/dealer. Mr. Peus has held executive level positions at Astera Care, LLC, MTS Health Partners, LP, KRS Kapital, LLC and was a financial analyst at Salomon Brothers, Inc. Mr. Peus received a Bachelor of Sciences Degree in Biological Sciences from Stanford University.

Due to his knowledge of the financial industry, the Board concluded that Mr. Peus is qualified to serve as a Director. Mr. Peus is also Chairman of the Compensation Committee.

FRANKLIN HUNT, Director and Chair of the Audit Committee. Mr. Hunt was appointed as one of our directors effective September 29, 2010. Mr. Hunt is the owner of Hunt Business Consulting, a company that provides consultation to companies regarding current requirements under GAAP and IFRS. Mr. Hunt served as a member of HJ &Associates, LLC from 1995 through May 2010. Mr. Hunt received a Bachelor of Science degree from Brigham Young University. He is a member of AICPA and UACPA and is a Certified Public Accountant licensed in the state of Utah.

Due to his experience in public accounting, the Board concluded that Mr. Hunt is qualified to serve as a Director. Mr. Hunt is also Chairman of the Audit Committee.

PAUL PELOSI, JR., Director. Mr. Pelosi was appointed as one of our directors effective February 24, 2012. Mr. Pelosi has 16 years of experience in advising emerging and Fortune 500 companies in the areas of finance, infrastructure, sustainability and public policy. Since October 2011, Mr. Pelosi has served as Director of Corporate Development at Petrus Capital Partners, LLC. Mr. Pelosi also served as Director of Investment Banking and M&A at WR Hambrecht from March 2009 through September 2011. Mr. Pelosi served as Senior Vice President of Business Development at InfoUSA, from February 2007 through March 2009. From January 2003 through January 2007, Mr. Pelosi was Manager and Originator in the New Construction Division at Bank of America Countrywide. Mr. Pelosi received a BA in History in 1991, and a JD/MBA with a specialization in International Business in 1995 from Georgetown University.

Due to his knowledge of the environmental issues in public policy, the Board concluded that Mr. Pelosi is qualified to serve as a Director.

Family Relationships

There are no family relationships among our directors or executive officers.

BOARD COMMITTEES

AUDIT COMMITTEE

The audit committee of the board of directors reviews the internal accounting procedures of our company and consults with and reviews the services provided by our independent accountants. The audit committee is currently comprised with Franklin Hunt as our Chairman, Jacques Vincent and Craig Peus. The Board of directors has determined that Franklin Hunt is the audit committee financial expert.

COMPENSATION COMMITTEE

The compensation committee of the board of directors:

•	Reviews and recommends to the board the compensation and benefits of our executive officers;

•	Administers our stock option plans; and

•	Establishes and reviews general policies relating to compensation and employee benefits.

Our compensation committee is currently comprised with Mr. Craig Peus as our Chairman and Mr. Jacques Vincent.

No interlocking relationships exist between the board of directors or compensation committee and the board of directors or compensation committee of any other company.

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE

The Nominating Committee identifies individuals qualified to become members of the Board. The Committee’s duties also includes the development and recommendation to the Board of Directors of corporate governance principles that are applicable to the Company, and is responsible for leading an annual review of the Board’s performance. Our nominating and corporate governance committee is currently comprised with Mr. Jacques Vincent as our Chairman and Mr. Craig Peus.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company’s securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that: certain employees who received stock in exchange for services did not timely file Form 4s. The transactions have since been reported on Form 5s filed by each of the foregoing.

Changes in Nominating Procedures

None.

CODE OF ETHICS

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees. A copy of the Code of Ethics may be obtained, free of charge, by submitting written request to the Company.

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

The following table sets forth the cash compensation (including cash bonuses) paid and equity awards granted by us for years ended December 31, 2011 and 2010 to our Chief Executive Officer and our most highly compensated officers other than the Chief Executive Officer at December 31, 2011 whose total compensation exceeded $100,000.

Name & Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Frederic Scheer, CEO	2011	$513,218	$401,000	$97,330	$—	$—	$—	$12,100	$1,023,648
Chief Executive Officer	2010	269,778	—	106,250	—	—	—	133,687	509,715

Heather Sheehan(3)	2011	180,000	—	28,246	230,467	—	—	57,800	496,513
Former Chief Financial Officer	2010	73,571	—	75,002	—	—	—	77,225	225,798

Mark Barton	2011	178,846	—	18,488	230,467	—	—	—	427,801
SVP, Operations	2010	125,000	—	10,575	—	—	—	—	135,575

Kelvin Okamoto(4)	2011	173,077	—	47,479	—	—	—	—	220,556
SVP, Chief Technology Officer	2010	7,500	—	—	—	—	—	—	7,500

(1)

Bonus paid in 2011 was approved by our Board of Directors, as recommended by the Compensation Committee for growth initiatives and accomplishments achieved throughout the duration of the 5 year term of Mr. Scheer’s expiring Employment Agreement.

(2)	Other compensation comprises payments made of salary amounts voluntarily deferred from a prior year in 2010 and 2011, as well as auto allowances in 2011
(3)	Ms. Sheehan joined the Company on August 16, 2010 and resigned as our Chief Financial Officer effective on February 29, 2012.
(4)	Dr. Okamoto joined the Company on December 1, 2010.

EMPLOYMENT AND OTHER AGREEMENTS

Effective August 1, 2011, we entered into an Amended and Restated Employment Agreement with Frederic Scheer (the “Agreement”) pursuant to which Mr. Scheer will continue to serve as our Chief Executive Officer for a period of four (4) years, unless earlier terminated, as provided in the Agreement. Six months prior to the expiration of the Term, the Company and Mr. Scheer agree in good faith to enter into discussions on a new employment term and related employment agreement.

The Agreement provides for annual compensation of $565,000 and can be terminated for Cause, as defined in the agreement, or without cause; provided however, if Mr. Scheer is terminated without cause or resigns for Good Reason, as defined in the Agreement, he is entitled to receive in a severance package: (i) an amount equal to one and one half times (1.5x) the annual base salary in effect at the date of the termination; (ii) the average of the previous two annual bonus payments or the previous year’s annual bonus if less than two years of bonuses that have been paid; and (iii) all required COBRA premiums to the Company’s health plan insurer in order to continue Mr. Scheer’s health care coverage. Mr. Scheer’s employment shall terminate automatically upon Mr. Scheer’s death.

If a Change of Control occurs, Mr. Scheer may elect to terminate this Agreement within 120 days after such Change of Control by giving written notice of such election to the Company. If Mr. Scheer elects to terminate as a result of a Change of Control, the Company shall pay to Mr. Scheer the total of 2.99 times his Annual Base Salary and the average of the previous two Annual Bonus payments or the previous year’s Annual Bonus if less than two years of bonuses have been paid. Mr. Scheer’s unvested stock options, if any, shall immediately vest and Mr. Scheer will also be entitled to continued health benefits.

The Scheer Agreement provides for the payment of a performance based annual bonus which shall not exceed 50% of Mr. Scheer’s base salary and a discretionary bonus to be determined by the Board and the Compensation Committee of the Company.

If Mr. Scheer’s employment is terminated by the Company for cause, by Mr. Scheer for good reason, or due to Mr. Scheer’s death, then effective on the date of termination all unvested rights held by Mr. Scheer to any equity, quasi-equity, or similar interests, including but not limited to options, stock units, or stock appreciation rights, shall become fully vested.

The Agreement also contains standard assignment of inventions, non-disclosure, non-solicitation, and conflict of interest clauses.

DIRECTOR COMPENSATION

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year end December 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Petros Kitsos	$—	$30,813	$—	$—	$—	$—	$30,813
Jacques Vincent	—	30,813	—	—	—	—	30,813
Craig Peus	12,500	61,625	—	—	—	—	74,125
Frank Hunt	—	61,625	—	—	—	—	61,625

(1)

During the year ended December 31, 2011, our independent directors received an aggregate of 37,500 shares of restricted Cereplast stock valued at $184,876 for their service as members of the Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 27, 2011. The information in this table provides the ownership information for:

•	each person known by us to be the beneficial owner of more than 5% of our Common Stock;

•	each of our directors;

•	each of our executive officers; and

•	our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common stock beneficially owned and percentage ownership is based on 18,933,139 shares outstanding on April 27, 2012, and assuming the exercise of any options or warrants or conversion of any convertible securities held by such person, who are presently exercisable or will become exercisable within 60 days after April 27, 2012

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Frederic Scheer (1)	2,903,784	15.2%
Mark Barton	60,960	*
Kelvin Okamoto	14,558	*
Michael Okada	2,950	*
Jacques Vincent	38,500	*
Craig Peus	15,000	*
Franklin Hunt	12,500	*
Paul Pelosi, Jr.	—	*

All officers and directors as a group	3,048,252	15.9%

*	Less than one percent.
(1)	Mr. Scheer beneficially owns such shares jointly with his wife, Jocelyne Scheer and through their private foundation The Frederic & Jocelyne Scheer Foundation.

Item 13,	Certain Relationships and Related Transactions and Director Independence

There were no transactions since the beginning of the registrant’s last fiscal year, or any currently proposed transaction, in which the registrant was or is to be a participant and the amount involved exceeds $ 120,000, and in which any related person had or will have a direct or indirect material interest.

Board Determination of Independence

Our board of directors has determined that Messrs. Vincent, Hunt, Peus and Pelosi, comprising a majority of the board of directors are currently “independent” as that term is defined under current listing standards of NASDAQ.

Item 14.	Principal Accountant Fees and Services

The following table sets forth all fees we incurred in connection with professional services rendered by HJ Associates & Consultants, LLP during the years ended December 31, 2011, and 2010:

Fee Type	2011	2010
Audit Fees	$76,500	$73,200
Tax Fees	2,100	2,208
All Other Fees(1)	17,800	6,800

	$96,400	$82,208

(1)	All Other Fees include fees related to reviews and issuance of documents related to Registration Statements that we filed during the year.

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

The Audit Committee has determined that the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15.	Exhibits Financial Statement Schedules

(a)    Financial Statements and Financial Statement Schedule

See Index to Consolidated Financial Statements

Exhibit Number	Description

3.1	Articles of Incorporation. (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated July 5, 2005.)

3.2	Certificate of Amendment to the Articles of Incorporation dated February 26, 2003 (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated July 5, 2005.)

3.3	Certificate of Amendment to the Articles of Incorporation dated July 19, 2004 (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated July 5, 2005.)

3.4	Certificate of Amendment to the Articles of Incorporation dated March 18, 2005 (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated July 5, 2005.)

3.5	Certificate of Amendment to the Articles of Incorporation filed January 6, 2010 ((Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on January 8, 2010)

3.6	Bylaws (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated July 5, 2005.)

3.7	Amendment to Bylaws (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on December 28, 2009)

4.1	Form of Subscription Agreement used in connection with private offering dated April 2005 (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 26, 2005)

4.2	Stock Option Plan(Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 26, 2005)

4.3	Form of Placement Agent Warrant issued to Ladenburg Thalmann & Co. Inc. (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on June 15, 2010)

4.4	Form of Warrant pursuant to the Securities Purchase Agreement dated June 9, 2010. (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on June 15, 2010)

4.5	Form of Warrant issued pursuant to the Venture Loan and Security Agreement by and between Compass Horizon Funding Company, LLC and Cereplast, Inc. dated as December 21, 2010. (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on December 22, 2010)

4.6	Indenture dated as of May 24, 2011(Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on May 24, 2011)

4.6	Global Note issued pursuant to the Indenture dated as of May 24, 2011. (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on May 24, 2011)

4.7	Form of Warrant issued to the subscribers (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on November 15, 2011)

10.1	Sale and Purchase Agreement entered between the Company and Cargill Dow LLC (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 26, 2005)

10.2	Letter re: Termination of Periodic Equity Investment Agreement dated December 8, 2008(Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on February 19, 2010)

10.3	Lease between Continental Grand I, L.P. and Cereplast, Inc. dated December 31, 2009 (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on January 6, 2010)

10.4	Form of Securities Purchase Agreement entered into between Cereplast, Inc. and certain investors in March 2010 (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on March 26, 2010)

10.5	Form of Securities Purchase Agreement dated June 9, 2010, entered into between Cereplast, Inc. and each investor in the Offering (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on June 15, 2010)

10.6	Placement Agent Agreement between Cereplast, Inc. and Ladenburg Thalmann & Co. Inc. (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on June 15, 2010)

Exhibit Number	Description

10.7	Venture Loan and Security Agreement by and between Compass Horizon Funding Company, LLC and Cereplast, Inc. dated as December 21, 2010. (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on December 22, 2010)

10.8	Securities Purchase Agreement dated as of January 26, 2011 by and among Cereplast, Inc. and the investors party thereto. (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on February 1, 2011)

10.9	Securities Purchase Agreement dated as of May 18, 2011 by and among Cereplast, Inc. and the investors party thereto. (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on May 19, 2011)

10.10	Waiver to Venture Loan and Security Agreement dated May 18, 2011. (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on May 24, 2011)

10.11	Amended and Restated Agreement by and between Cereplast, Inc. and Frederic Scheer effective as of August 1, 2011. (Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the SEC on August 15, 2011)

10.12	Placement Agent Agreement, dated November 10, 2011, among the Company, Lazard Capital Markets LLC and Ardour Capital Investments, LLC (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on November 15, 2011)

10.13	Form of Subscription Agreement between the Company and each of the investors signatories thereto. (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on November 15, 2011)

10.14	Indemnification Agreement between Cereplast, Inc. and Michael Okada dated as of February 13, 2012 (Incorporated by reference to the registrant’s report on Form 10-K filed with the SEC on April 16, 2012)

14.1	Code of Ethics (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated July 5, 2005.)

21.1	Subsidiaries (Incorporated by reference to the registrant’s report on Form 10-K filed with the SEC on April 16, 2012)

23.1	Consent of Independent Registered Public Accounting Firm: HJ Associates & Consultants, LLP. (Filed herewith)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101.INS	XBRL Instance Document (Previously submitted on April 16, 2012 as an exhibit to the registrant’s Form 10-K)

101.SCH	XBRL Taxonomy Extension Schema (Previously submitted on April 16, 2012 as an exhibit to the registrant’s Form 10-K)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (Previously submitted on April 16, 2012 as an exhibit to the registrant’s Form 10-K)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (Previously submitted on April 16, 2012 as an exhibit to the registrant’s Form 10-K)

101.LAB	XBRL Taxonomy Extension Label Linkbase (Previously submitted on April 16, 2012 as an exhibit to the registrant’s Form 10-K)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (Previously submitted on April 16, 2012 as an exhibit to the registrant’s Form 10-K)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned on April 30, 2012, thereunto duly authorized.

CEREPLAST, INC.

Dated: April 30, 2012	By:	/s/ Frederic Scheer
Frederic Scheer
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: April 30, 2012	By:	/s/ Michael Okada
Michael Okada
Vice President, Chief Accounting Officer
and Interim Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 30, 2012	By:	/s/ Frederic Scheer
Frederic Scheer,
(Principal Executive Officer)

Dated: April 30, 2012	By:	/s/ Craig Peus
Craig Peus, Director

Dated: April 30, 2012	By:	/s/ Frank Hunt
Franklin Hunt, Director

Dated: April 30, 2012	By:	/s/ Jacques Vincent
Jacques Vincent, Director

Dated: April 30, 2012	By:	/s/ Paul Pelosi
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

CEREPLAST, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY AND COMPREHENSIVE INCOME

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2009	—	$—	9,825,476	$10	$40,578	$(35,444)	$37	$5,181

Issuance of common stock as compensation. Stock at prices ranging from $2.82 per share to $5.10 per share	—	—	104,785	—	375	—	—	375
Issuance of common shares under a private placement at a net price of $2.00 per share	—	—	705,000	1	1,288	—	—	1,289
Sales of shares made pursuant to an effective to a Registration Statement on Form S-3 (Registration No. 333-166307) at a net price of $2.91 per share	—	—	2,137,642	2	6,216	—	—	6,218
Fees association with an early lease termination	—	—	31,250	—	125	—	—	125
Issuance of stock in for board member services	—	—	12,500	—	50	—	—	50
Shares issued pursuant to settlement agreement	—	—	20,162	—	75	—	—	75
Issuance of common stock for vendor services.	—	—	153,802	—	782	—	—	782
Rounding due to Stock Split	—	—	1,578	—		—	—	—
Warrants issued in connection with debt financing arrangements	—	—	—	—	248	—	—	248
Net loss for the year ended December 31, 2010	—	—	—	—	—	(7,489)	—	(7,489)
Gain on foreign currency translation	—	—	—	—	—	—	35	35

Balance, December 31, 2010	—	—	12,992,195	13	49,737	(42,933)	72	6,889

Issuance of common stock under a private placement	—	—	5,721,500	6	15,699	—	—	15,705
Issuance of common stock for employee compensation	—	—	130,882	—	489	—	—	489
Issuance of common stock for Board member services	—	—	37,500	—	185	—	—	185
Issuance of common stock for settlement agreements	—	—	4,062	—	20	—	—	20
Issuance of common stock for vendor services	—	—	12,000	—	59	—	—	59
Issuance of common stock from warrant exercise	—	—	35,000	—	155	—	—	155
Compensation expense related to stock option plan	—	—	—	—	180	—	—	180
Net loss for the year ended December 31, 2011	—	—	—	—	—	(14,002)	—	(14,002)
Gain on foreign currency translation	—	—	—	—	—	—	14	14

Balance, December 31, 2011	—	$—	18,933,139	$19	$66,524	$(56,935)	$86	9,694

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

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	73	$22.40	73	$22.40
Granted at fair value	300	5.31	—	—
Exercised	—	—	—	—
Cancelled/forfeited	—	—	—	—

Outstanding—end of year	373	8.65	73	22.40

Options exercisable at year-end	133	$14.69	73	$22.40

The following table summarizes information about stock options as of December 31, 2011 (in thousands, except per share data):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
$0.0-$5.31	300	$5.31	9.2	—	60	$5.31	9.16	—
5.32-$22.40	73	22.40	2.92	—	73	22.40	2.92	—

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

11. SUBSEQUENT EVENTS

We have evaluated subsequent events pursuant to ASC Topic 855 and note that there are no events to disclose.

EXHIBIT INDEX

Exhibit Number	Description

23.1	Consent of Independent Registered Public Accounting Firm: HJ Associates & Consultants, LLP

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002