Form 10-Q
period 2012-03-31
Cereplast Inc
filed 2012-05-15
CIK 1324759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number 001-34689

CEREPLAST, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-2154289
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 N. Continental Boulevard, Suite 100 El Segundo, California	90245
(Address of Principal Executive Office)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of May 10, 2012 is 20,027,204.

CEREPLAST, INC.

FORM 10-Q

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “Cereplast” or the “Company” shall refer to Cereplast, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CEREPLAST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$1,059	$3,940
Accounts Receivable, Net	14,787	14,744
Inventory, Net	4,285	4,406
Prepaid Expenses and Other Current Assets	828	966

Total Current Assets	20,959	24,056

Property and Equipment
Property and Equipment	13,928	13,752
Accumulated Depreciation and Amortization	(3,315)	(3,151)

Property and Equipment, Net	10,613	10,601

Other Assets
Restricted Cash	43	43
Deferred Loan Costs	1,182	1,321
Intangible Assets, Net	211	183
Deposits	47	47

Total Other Assets	1,483	1,594

Total Assets	$33,055	$36,251

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$1,496	$1,813
Accrued Expenses	2,472	2,760
Capital Leases, Current Portion	75	73
Loan Payable, Current Portion	1,897	1,855

Total Current Liabilities	5,940	6,501

Long-Term Liabilities
Loan Payable	6,955	7,307
Convertible Subordinated Notes	12,500	12,500
Capital Leases, Long-Term	226	245

Total Long-Term Liabilities	19,681	20,052

Total Liabilities	25,621	26,553

Shareholders’ Equity
Preferred Stock, $0.001 par value; 5,000,000 shares authorized and none outstanding	—	—
Common Stock, $0.001 par value; 495,000,000 shares authorized; 19,027,204 and 18,933,139 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	19	19
Additional Paid in Capital	66,644	66,524
Accumulated Deficit	(59,321)	(56,935)
Accumulated Other Comprehensive Income	88	86

	7,430	9,694
Noncontrolling Interests	4	4

Total Equity	7,434	9,698

Total Liabilities and Shareholders’ Equity	$33,055	$36,251

See accompanying notes to unaudited consolidated financial statements.

CEREPLAST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(unaudited, in thousands, except per share data)

	Three Months Ended
	March 31, 2012	March 31, 2011
Gross Product Sales	$114	$7,285
Sales Discounts, Returns and Allowances	(11)	(45)

Net Sales	103	7,240

Cost of Goods Sold	638	6,538

Gross Profit (Loss)	(535)	702

Operating Expenses:
Research and Development	129	250
Selling, General and Administrative	1,216	2,043

Total Operating Expenses	1,345	2,293

Operating Loss	(1,880)	(1,591)

Interest and Other Income	18	—
Interest Expense	(524)	(159)

Loss Before Provision for Income Taxes	(2,386)	(1,750)
Provision for Income Taxes	—	—

Net Loss	(2,386)	(1,750)
Gain (Loss) on Foreign Currency Translation	2	(47)

Total Comprehensive Loss	$(2,384)	$(1,797)

Net Loss Per Share—Basic and Diluted	$(0.13)	$(0.12)

Weighted Average Common Shares Outstanding—Basic and Diluted	18,948,644	14,873,018

See accompanying notes to unaudited consolidated financial statements.

CEREPLAST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands, except shares data)

	Three Months Ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,386)	$(1,750)
Adjustment to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Amortization	176	216
Allowance for Doubtful Accounts	—	42
Common Stock Issued for Services, Salaries and Wages	121	584
Amortization of Loan Discount	19	19
Impairment of Intangible Assets	—	64
Changes in Operating Assets and Liabilities
Accounts Receivable	(43)	(6,417)
Deferred Loan Costs	138	28
Inventory	121	(403)
Deposits	—	(10)
Prepaid Expenses	147	(76)
Accounts Payable	(315)	(1,337)
Accrued Expenses	(289)	97

NET CASH USED IN OPERATING ACTIVITIES	(2,311)	(8,943)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment, and Intangibles	(115)	(89)
Proceeds from Sale of Equipment	15	—

NET CASH USED IN INVESTING ACTIVITIES	(100)	(89)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Leases	(18)	(1)
Payments made on Notes Payable	(454)	—
Proceeds from Loan Payable, Net of Loan Costs	—	2,502
Proceeds from Issuance of Common Stock and Subscriptions, Net of Issuance Costs	—	11,372

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(472)	13,873

FOREIGN CURRENCY TRANSLATION	2	(47)

NET INCREASE (DECREASE) IN CASH	(2,881)	4,794
CASH, BEGINNING OF PERIOD	3,940	2,391

CASH, END OF PERIOD	$1,059	$7,185

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year For:
Interest	$151	$119
Income Taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

During the three months ended March 31, 2012, the Company issued 84,478 shares valued at $88 to employees for service rendered during the period and 9,587 shares valued at $10 for a settlement agreement. The Company also recognized $23 of expense related to vesting of employee stock options for the same period. During the three months ended March 31, 2011, the Company issued 83,877 shares valued at $414 for services to directors and employees for services rendered during the period, 12,000 shares valued at $59 for prepaid services and 4,062 shares valued at $20 for a settelment agreement. The Company also recognized $112 of expense related to vesting of employee stock options for the same period.

See accompanying notes to unaudited consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The unaudited consolidated financial statements include the financial condition and results of operations of our wholly-owned subsidiary, Cereplast International, S.A., a Luxembourg company organized during the year ended December 31, 2008, for the purpose of conducting sales operations in Europe. Intercompany balances and transactions have been eliminated in consolidation. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Cash

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. At various times throughout the year, the Company may have exceeded federally insured limits. At March 31, 2012 and December 31, 2011, balances in our cash accounts exceeded federally insured limits of $0.25 million by approximately, $0.7 million and $4.0 million, respectively. We have not experienced any losses in such accounts and we do not believe we are exposed to any significant credit risk on cash and cash equivalents.

Concentration of Credit Risk

We had unrestricted cash totaling $1.1 million and $3.9 million at March 31, 2012 and December 31, 2011, respectively. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We actively monitor changes in interest rates.

Concentration of credit risk with respect to accounts receivable is limited to certain European customers to whom we make substantial sales. As of March 31, 2012 we had one large European customer that accounted for $7.6 million, or 36% of our accounts receivable balance, which is past due. We have another large European customer with $6.1 million, or 29% of our receivable balance. Agreed upon payment terms for both of these customers are 90 days from receipt of goods. These customers have acknowledged to us their agreement with the amounts owing and no amounts recognized in revenue or recorded in accounts receivable from these customers are in dispute. To reduce risk, we routinely assess the financial strength of our most significant customers, using standard credit risk evaluation methods with reference to publicly available and customer supplied information, and monitor the amounts owed to us, taking appropriate action when necessary. As a result of the recent deterioration in the general economic conditions in Europe and the slow payment by some of our European customers, we have established an allowance for doubtful accounts of $5.4 million to reflect management’s assessment of credit risk associated with these customer balances. We are working with all customers to mitigate credit risk and ensure collection of all outstanding amounts.

Other Concentration

During the three months ended months ended March 31, 2012, we did not have any significant suppliers that accounted for greater than 10% of total cost of goods sold. During the same period in the prior year, we had three significant suppliers that accounted for 34.5%, 17.2%, and 15.0% of total cost of goods sold. No other suppliers accounted for more than 10% of cost of goods sold during these periods.

Liquidity and Capital Resources

We have incurred a net loss of $2.4 million for the three months ended March 31, 2012, and $14.0 million for the year ended December 31, 2011, and have an accumulated deficit of $59.3 million as of March 31, 2012. Based on our operating plan, our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures and working capital requirements through December 31, 2012 without additional sources of cash.

Our plan to address the shortfall of working capital is to generate additional financing through a combination of sale of our equity securities, refinancing existing credit facilities, incremental product sales and collection of outstanding receivables. We are confident that we will be able to deliver on our plans, however, there are no assurances that we will be able to obtain any sources of financing on acceptable terms, or at all.

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

Restricted Cash

We had restricted cash in the amount of approximately $43,000 on March 31, 2012 and December 31, 2011. The restricted cash amount consists of a “Certificate of Deposit” which supports a “Letter of Credit” for a leased facility.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments as of March 31, 2012, which include cash, accounts receivable, unbilled receivable, accounts payable, accrued expenses, loans payable and convertible subordinated notes approximate their fair values due to the short-term nature of these instruments.

Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. Quantitative factors include customer’s past due balance, prior payment history, recent sales activity and days sales outstanding. Qualitative factors include macroeconomic environment, current product demand, estimated inventory levels and customer’s financial position. In certain cases, we may have access to repossess unsold products held at customer locations as recourse for payment defaults. The fair market value of these products are considered as potential recovery in estimating net losses from uncollectible accounts. We record an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was approximately $5.4 million as of March 31, 2012 and December 31, 2011.

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market, and consist primarily of raw materials used in the manufacturing of bioplastic resins, finished bioplastic resins and finished goods. Inventories are reviewed for excess and obsolescence and a reserve is established accordingly. As of March 31, 2012 and December 31, 2011, inventories consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
	(Unaudited)
Raw Materials	$2,399	$2,565
Bioplastic Resins	1,918	1,959
Finished Goods	41	42
Packaging Materials	78	69
WIP	60	—
Obsolescence Reserve	(211)	(229)

Inventories, net	$4,285	$4,406

Property and Equipment

Property and equipment are stated at cost, and depreciation is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are between five and seven years. Repairs and maintenance expenditures are charged to expense as incurred. Property and Equipment consist of the following (in thousands):

	March 31, 2012	December 31, 2011
	(Unaudited)
Equipment	$5,749	$5,434
Building	5,906	5,906
Land	32	32
Construction In Progress	1,630	1,743
Auto	11	37
Furniture and Fixtures	327	327
Leasehold Improvements	273	273

	13,928	13,752
Accumulated Depreciation	(3,315)	(3,151)

Property and Equipment, Net	$10,613	$10,601

Intangible Assets

Intangible assets are stated at cost and consist primarily of patents and trademarks. Amortization is computed on the straight-line method over the estimated life of these assets, estimated to be between five and fifteen years. Intangible assets consist of the following (in thousands):

	March 31, 2012	December 31, 2011
	(Unaudited)
Intangible Assets	$252	$222
Accumulated Amortization	(41)	(39)

Intangible Assets, Net	$211	$183

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

Impairment of Long-Lived Assets

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

3. CAPITAL STOCK

Capital Stock Issued

During the three months ended March 31, 2012, we issued shares of common stock as follows:

•	We issued 84,478 shares of restricted common stock valued at approximately $88,000 to various employees for services rendered during the period.

•	We issued 9,587 shares of common stock valued at approximately $10,000 pursuant to a settlement agreement.

Valuation Assumptions for Stock Options

During the year ended December 31, 2011, we granted options to our employees to purchase an aggregate of 300,000 shares of our common stock, with estimated total grant-date fair values of $0.7 million. We estimate that stock-based compensation for awards not expected to be exercised is $0.2 million. During the three months ended March 31, 2012, we recorded stock-based compensation related to stock options of $23,000. The grant date fair value was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and the following assumptions:

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

Stock Option Activity

Under the 2004 Employee Stock Option Plan adopted by our board of directors (the “Plan”), our board of directors may issue incentive and non-qualified stock options to our employees. Options granted under the Plan generally expire at the end of five or ten years and vest in accordance with a vesting schedule determined by our board of directors, usually over three years from the grant date. As of March 31, 2012, we have 34,375 shares available for future grants under the Plan. We settle stock option exercises with newly issued shares of our common stock (in thousands except, per share data):

	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—January 1	373	$8.65	73	$22.40
Granted at fair value	—	—	300	5.31

Exercised	—	—	—	—
Cancelled/forfeited	—	—	—	—

Outstanding—March 31	373	8.65	373	8.65

Options exercisable at March 31	193	$11.77	133	$14.69

The following table summarizes information about stock options as of March 31, 2012, (in thousands, except per share data):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
$0.0—$5.31	300	$5.31	8.91	$—	120	$5.31	8.91	$—
$5.32—$22.40	73	$22.40	2.67	$—	73	$22.40	2.67	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $0.62 at March 31, 2012 which would have been received by the option holders had all option holders exercised their options as of that date.

4. LOANS PAYABLE

Venture Loan Payable

On December 21, 2010, we entered into a Venture Loan and Security Agreement (the “Loan Agreement”) with Compass Horizon Funding Company, LLC (the “Lender”). The Loan Agreement provides for a total loan commitment of $5.0 million comprising of Loan A and Loan B, each in the amount of $2.5 million. Loan A was funded at closing on December 21, 2010 and matures 39 months after the date of advance. Loan B was funded on February 17, 2011 and also matures 39 months after the date of advance. We are obligated to pay interest per annum equal to the greater of (a) 12% or (b) 12% plus the difference between (i) the one month LIBOR Rate, on the date which is five business days before the funding of such loan and (ii) .30%. We are required to make interest only payments for the first nine months of each loan and equal payments of principal over the final thirty months of each loan. Any payments received after five days of written notice from the Lender will be assessed a 4% late payment fee. We granted a security interest to the Lender in all of our property.

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

Assumptions:	December 22, 2010
Expected Life	7 years
Expected volatility	39.9%
Dividends	None
Risk-free interest rate	2.74%

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

The Notes are senior subordinated unsecured obligations which will rank subordinate in right to payment to all of our existing and future senior secured indebtedness and bear interest at a rate of 7% per annum payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2011. The Notes mature on June 1, 2016, with an early repurchase date of June 15, 2014 at the option of the purchaser. The Notes are convertible into shares of our common stock in accordance with the terms of the Notes and the Indenture, at the initial conversion rate of 172.4138 shares of our common stock per $1,000 principal amount of Notes, equivalent to a conversion price of approximately $5.80 per share, subject to adjustment. If the Notes are converted into shares of our common stock prior to June 2, 2014, an interest make-whole payment will be due based on the conversion date up until June 2, 2014. Upon a non-stock change in control, additional shares of our common stock may need to be issued upon conversion, with a maximum additional shares of 25.606 per $1,000 in principal amount of Notes being issuable thereunder, for a total maximum of 198.0198 shares per $1,000 Note. Certain customary anti-dilution provisions included in the Indenture and/or the Notes could adjust the conversion rate. At March 31, 2012, the Notes are convertible into 2,155,173 shares of our common stock.

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

Mortgage Payable

Effective October 24, 2011, Cereplast Italia S.p.A (“Cereplast Italia”), our wholly owned subsidiary, completed its acquisition of an industrial plant and the real estate on which the industrial plant is located in Cannara, Italy. The Deed of Sale between Cereplast Italia and Societa Regionale Per Lo Sviluppo Economico Dell’Umbria — Sviluppumbria S.p.A, provided for an aggregate purchase price of approximately $6.4 million. In connection with the acquisition, Cereplast Italia entered into the following financing transactions:

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

5. LEASES

We currently operate out of El Segundo, CA, Seymour, IN, and Bönen, Germany. The leases underlying these three facilities are summarized below:

•

California Facility — The El Segundo facility consists of approximately 5,475 square feet of corporate office space. The lease commenced on March 1, 2010 and has a term of five years. The lease was subsequently amended on April 1, 2011 to add additional office space. The lease term relating to the additional office space expires on May 31, 2013. Our current monthly rent is $13,389, with 3% annual escalation.

•

Indiana Facility — The Seymour facility consists of approximately 105,000 square feet used as a manufacturing and distribution facility for our products. The lease commenced in January 2008, with a ten year term expiring in January 2018. Our current monthly rent is $25,000.

•

Bönen Facility— The Bönen facility consists of approximately 1,000 square feet of corporate office space. The facility is subject to a lease with monthly rents of approximately $2,000 expiring in December 2018.

6. MAJOR CUSTOMERS AND FOREIGN SALES

The following customers accounted for 10% or more of net revenue in the periods presented:

	Three Months Ended March 31,
	2012	2011
Customer A	—	64.8%
Customer B	—	17.0%
Customer C	—	10.2%
Customer D	34.2%	—
Customer E	24.2%	—

Our net sales were made up of sales to customers in the following geographic regions (in thousands):

	Three Months Ended March 31,
	2012		2011
North America	$84	81.7%	$238	3.3%
International
Germany	3	3.1%	4,687	64.7%
Italy	6	6.2%	1,533	21.2%
Other	10	9.0%	782	10.8%

Net sales	$103	100.0%	$7,240	100.0%

7. INCOME TAX

We are subject to U.S. and California income tax. Subject to limited statutory exceptions, we are no longer subject to federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2006. We are not presently liable for any income taxes nor are we undergoing any tax examinations by the Internal Revenue Service. No Deferred Tax Assets or Deferred Tax Liabilities are included in our balance sheets at March 31, 2012 or December 31, 2010.

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

A summary of warrant activity for the period ending March 31 is as follows (in thousands except per share data):

	2012		2011
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding—January 1,	4,219	$5.09	1,273	$4.44
Issued	—	—	649	6.35
Exercised	—	—	—	—

Outstanding—March 31	4,219	5.09	1,922	5.08

Warrants exercisable at end of period	4,219	$5.09	1,922	$5.08

9. SUBSEQUENT EVENTS

On April 30, 2012, we entered into a Subscription Agreement for the sale of 1,000,000 shares of our common stock at a price of $.50 per share (the “Shares”) in a registered direct offering. The net offering proceeds from the sale of the Shares will be used for general corporate purposes. The closing of the sale and issuance of the Shares was completed on May 7, 2012.

On May 1, 2012, we received notice from NASDAQ that our securities do not meet NASDAQ’s Listing Rule 5550(a)(2) minimum bid price requirement. Under the Listing Rules we have a period of 180 days to regain compliance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS

This Form 10-Q may contain forward-looking statements, as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others, statements concerning the potential benefits that we may experience from our business activities and certain transactions we contemplate or have completed; and statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as believes, expects, anticipates, estimates, “opines, or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

•	inability to raise sufficient additional capital to finance operations;

•	potential fluctuation in quarterly results;

•	worsening economic conditions affecting the economic health of our clients;

•	uncertain global economic conditions

•	failure to earn profits;

•	inadequate capital to expand our business, inability to raise additional capital or financing to implement our business plans;

•	decline in demand for our products and services;

•	inability to source raw materials in sufficient quantities to support growth in customer demand;

•	rapid and significant changes in markets and other factors, including national, state and local legislation, that encourage use of bioplastics;

•	failure to commercialize new grades of resin being pursued in our technical / market development “pipeline;”

•	competitor actions that curtail our market share, negatively affect pricing or limit sales growth;

•	litigation with or legal claims and allegations by outside parties;

•	insufficient revenues to cover operating costs;

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

Sales. We record sales at the time that we ship our products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. We record sales net of sales discounts and allowances. Beginning in 2011, we provided price incentives to several customers that entered into significant supply contract for their initial purchase commitments to assist in commercial launch activities. In the future, we may offer these incentives on a selective basis as we continue to grow our customer base. The amount of these incentives in future periods will be a function of the growth of our customer base and the particular commercialization.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

Sales

Net sales for the three months ended March 31, 2012 were approximately $0.1 million, compared to $7.2 million in the same period in 2011. The decrease in sales was due to transitioning significant resources and efforts toward recovery of past due accounts receivables from customers and minimizing any additional exposure to our accounts receivable credit risk. Our current period sales were primarily prepaid shipments of sample materials and nominal shipments to established existing customers with low risk credit limits.

Cost of Sales

Cost of sales is comprised of both fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenues. Cost of sales for the three months ended March 31, 2012 were approximately $0.6 million, compared to $6.5 million for the same period in 2011. The decline in cost of sales is due to our lower variable manufacturing costs from our reduced sales volumes and reduction in manufacturing overhead through reduced supplies and headcount.

Gross Profit (Loss)

Gross profit (loss) for the three months ended March 31, 2011 was approximately ($0.5) million, compared to $0.7 million for the same period in 2011. Our decline in gross profit was attributable to our decline in sales as stated above.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2012 were $0.1 million, compared to approximately $0.2 million for the same period in 2011. Our decrease in research and development expenses was primarily attributable to lower outside services costs related to our current projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2012 were $1.2 million, compared to $2.0 million for the same period in 2011. Our decrease in sales, general and administrative expenses was primarily due to reduced headcount and variable sales and marketing expenses due to lower sales volume in the current year.

Other Income and Expense, Net

Other income and expense, net for the three months ended March 31, 2012 was $0.5 million, as compared to $0.2 million in the same period in 2011. The increase was primarily related to additional interest expense related to the issuance of our convertible debentures in May 2011.

Net Loss

Net loss for the three months ended March 31, 2012 was $2.4 million, as compared to $1.8 million in the same period in 2011. As discussed above, our results were unfavorably impacted by our decrease in net sales.

LIQUIDITY AND CAPITAL RESOURCES

We require working capital to fund our operations, including payments to finance our research and development and expand sales and marketing, to purchase equipment, service indebtedness, satisfy lease obligations and execute on our business plan and growth strategy.

We had net unrestricted cash of $1.1 million at March 31, 2012 as compared to $3.9 million at December 31, 2011. The decrease in unrestricted cash is primarily due to cash used in operations.

Cash used in operating activities during the three months ended March 31, 2012 was $2.3 million, compared to $8.9 million during the same period in the 2011. The decrease in cash used in operations was primarily a result of an increase in working capital of $12.3 million in 2011, driven by an increase in accounts receivable and reduction in accounts payable.

Cash used in investing activities during the three months ended March 31, 2012 was $0.1 million compared to cash used in investing activities of approximately $0.1 million during the same period in 2011.

Cash used in financing activities during the three months ended March 31, 2011 was $0.5 million compared to $13.9 million provided by financing activities during the same period in 2011. The decrease is attributable to $13.9 million of debt and equity financing that occurred in the prior year only.

We have incurred a net loss of $2.4 million for the three months ended March 31, 2012, and $14.0 million for the year ended December 31, 2011, and have an accumulated deficit of $59.3 million as of March 31, 2012. Based on our operating plan, our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures and working capital requirements through December 31, 2012 without additional sources of cash.

Our plan to address the shortfall of working capital is to generate additional financing through a combination of refinancing of existing credit facilities, incremental product sales and collection of outstanding receivables. We are confident that we will be able to deliver on our plans, however, there can be no assurances that we will be able to obtain any sources of financing on acceptable terms, or at all.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on April 16, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued the following unregistered securities during the three months ended March 31, 2012:

•	On March 16, 2012, we issued 84,478 shares of common stock valued at approximately $88,000 to various employees for services rendered.

•	On March 16, 2012, we issued 9,587 shares of common stock valued at approximately $10,000 pursuant to a settlement agreement

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

101	XBRL (Extensible Business Reporting Language) The following materials from Cereplast Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of operations and other comprehensive loss, (iii) consolidated statement of cash flows, and (iv) the notes to the consolidated financial statements.

***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2012		CEREPLAST, INC.

	By:	/s/ Frederic Scheer
Frederic Scheer Chairman and Chief Executive Officer (Principal Executive Officer)