Form 10-Q
period 2012-06-30
Cereplast Inc
filed 2012-08-14
CIK 1324759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of common stock outstanding as of August 10, 2012 is 24,752,204.

CEREPLAST, INC.

FORM 10-Q

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “Cereplast” or the “Company” shall refer to Cereplast, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CEREPLAST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$190	$3,940
Accounts Receivable, Net	14,318	14,744
Inventory, Net	4,070	4,406
Prepaid Expenses and Other Current Assets	964	966

Total Current Assets	19,542	24,056

Property and Equipment
Property and Equipment	13,813	13,752
Accumulated Depreciation and Amortization	(3,492)	(3,151)

Property and Equipment, Net	10,321	10,601

Other Assets
Restricted Cash	43	43
Deferred Loan Costs	1,062	1,321
Intangible Assets, Net	217	183
Deposits	47	47

Total Other Assets	1,369	1,594

Total Assets	$31,232	$36,251

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$1,411	$1,813
Accrued Expenses	2,794	2,760
Capital Leases, Current Portion	77	73
Loan Payable, Current Portion	1,655	1,855
Convertible Subordinated Notes, Current Portion	164	—
Derivative Liability	297	—

Total Current Liabilities	6,398	6,501

Long-Term Liabilities
Loan Payable	6,657	7,307
Convertible Subordinated Notes	7,831	12,500
Capital Leases, Long-Term	206	245

Total Long-Term Liabilities	14,694	20,052

Total Liabilities	21,092	26,553

Shareholders’ Equity
Preferred Stock, $0.001 par value; 5,000,000 shares authorized and none outstanding	—	—
Common Stock, $0.001 par value; 495,000,000 shares authorized; 21,027,204 and 18,933,139 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	21	19
Additional Paid in Capital	73,150	66,524
Accumulated Deficit	(63,242)	(56,935)
Accumulated Other Comprehensive Income	207	86

	10,136	9,694
Noncontrolling Interests	4	4

Total Shareholders’ Equity	10,140	9,698

Total Liabilities and Shareholders’ Equity	$31,232	$36,251

See accompanying notes to unaudited consolidated financial statements.

CEREPLAST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Gross Product Sales	$191	$8,149	$305	$15,435
Sales Discounts, Returns and Allowances	(1)	(538)	(12)	(583)

Net Sales	190	7,611	293	14,852
Cost of Goods Sold	545	6,688	1,183	13,226

Gross Profit (Loss)	(355)	923	(890)	1,626
Operating Expenses:
Research and Development	126	259	255	509
Selling, General and Administrative	1,661	2,724	2,877	4,768

Total Operating Expenses	1,787	2,983	3,132	5,277

Operating Loss	(2,142)	(2,060)	(4,022)	(3,651)
Debt Extinguishment Costs	(427)	—	(427)	—
Loss on Derivative Liability	(99)	—	(99)	—
Interest and Other Income	—	—	18	—
Interest Expense	(1,253)	(327)	(1,777)	(486)

Loss Before Provision for Income Taxes	(3,921)	(2,387)	(6,307)	(4,137)
Provision for Income Taxes	—	—	—	—

Net Loss	(3,921)	(2,387)	(6,307)	(4,137)
Gain (Loss) on Foreign Currency Translation	119	8	121	(39)

Total Comprehensive Loss	$(3,802)	$(2,379)	$(6,186)	$(4,176)

Net Loss Per Share—Basic and Diluted	$(0.20)	$(0.15)	$(0.32)	$(0.27)

Weighted Average Common Shares Outstanding—Basic and Diluted	19,947,205	15,750,217	19,471,441	15,314,040

See accompanying notes to unaudited consolidated financial statements.

CEREPLAST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands, except shares data)

	Six Months Ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(6,307)	$(4,137)
Adjustment to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Amortization	356	449
Allowance for Doubtful Accounts	521	97
Common Stock Issued for Services, Salaries and Wages	143	747
Amortization of Loan Discount	779	38
Impairment of Intangible Assets	—	64
Extinguishment of Convertible Debt	348	—
Loss on Derivative Liability	99	—
Changes in Operating Assets and Liabilities
Accounts Receivable	(95)	(10,646)
Deferred Loan Costs	262	98
Inventory	336	(544)
Deposits	—	(35)
Prepaid Expenses	2	(1,381)
Accounts Payable	(402)	341
Accrued Expenses	34	1,192

NET CASH USED IN OPERATING ACTIVITIES	(3,924)	(13,717)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment, and Intangibles	(125)	(638)
Proceeds from Sale of Equipment	15	—

NET CASH USED IN INVESTING ACTIVITIES	(110)	(638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Leases	(36)	(4)
Proceeds from Capital Leases	—	32
Noncontrolling Interest Activities	—	4
Payments made on Notes Payable	(603)	—
Proceeds from Loan Payable, Net of Loan Costs	—	2,500
Proceeds from Convertible Notes, Net of Issuance Costs	450	11,243
Proceeds from Issuance of Common Stock and Subscriptions, Net of Issuance Costs	488	11,364

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	299	25,139

FOREIGN CURRENCY TRANSLATION	(15)	(39)

NET INCREASE (DECREASE) IN CASH	(3,750)	10,745
CASH, BEGINNING OF PERIOD	3,940	2,391

CASH, END OF PERIOD	$190	$13,136

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year For:
Interest	$373	$269
Income Taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

During the six months ended June 30, 2012, the Company issued 84,478 shares valued at $88 to employees for service rendered during the period and 9,587 shares valued at $10 for a settlement agreement. The Company also recognized $46 of expense related to vesting of employee stock options for the same period. During the six months ended June 30, 2011, the Company issued 117,548 shares valued at $554 for services to directors and employees for services rendered during the period, 35,000 shares valued at $155 for exercise of common stock warrants, 12,000 shares valued at $59 for prepaid services and 4,062 shares valued at $20 for a settlement agreement. The Company also recognized $134 of expense related to vesting of employee stock options for the same period.

See accompanying notes to unaudited consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

1. ORGANIZATION AND LINE OF BUSINESS

Organization

Cereplast, Inc. (“we” or “Cereplast”) was incorporated on September 29, 2001 in the State of Nevada under the name Biocorp North America Inc. On March 18, 2005, we filed an amendment to our certificate of incorporation to change our name to Cereplast, Inc.

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

Cash

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. At various times throughout the year, the Company may have exceeded federally insured limits. At December 31, 2011, balances in our cash accounts exceeded federally insured limits of $0.25 million by approximately $4.0 million. We have not experienced any losses in such accounts and we do not believe we are exposed to any significant credit risk on cash and cash equivalents.

Concentration of Credit Risk

We had unrestricted cash totaling $0.2 million and $3.9 million at June 30, 2012 and December 31, 2011, respectively. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We actively monitor changes in interest rates.

Concentration of credit risk with respect to accounts receivable is limited to certain European customers to whom we make substantial sales. As of June 30, 2012 we had two large European customers that accounted for $13.7 million, or 66% of our accounts receivable balance, which is past due. Agreed upon payment terms for both of these customers are 90 days from receipt of goods. These customers have acknowledged to us their agreement with the amounts owing and no amounts recognized in revenue or recorded in accounts receivable from these customers are in dispute. To reduce risk, we routinely assess the financial strength of our most significant customers, using standard credit risk evaluation methods with reference to publicly available and customer supplied information, and monitor the amounts owed to us, taking appropriate action when necessary. As a result of the recent deterioration in the general economic conditions in Europe and the slow payment by some of our European customers, we have established an allowance for doubtful accounts of $5.9 million to reflect management’s assessment of credit risk associated with these customer balances. We are working with all customers to mitigate credit risk and ensure collection of all outstanding amounts.

Other Concentration

During the six months ended months ended June 30, 2012, we did not have any significant suppliers that accounted for greater than 10% of total cost of goods sold. During the same period in the prior year, we had three significant suppliers that accounted for 31.1%, 23.8%, and 10.4% of total cost of goods sold. No other suppliers accounted for more than 10% of cost of goods sold during these periods.

Liquidity and Capital Resources

We have incurred a net loss of $6.3 million for the six months ended June 30, 2012, and $14.0 million for the year ended December 31, 2011, and have an accumulated deficit of $63.2 million as of June 30, 2012. Based on our operating plan, our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures and working capital requirements through December 31, 2012 without additional sources of cash.

In order to provide and preserve the necessary working capital to operate, we have successfully completed the following transactions in 2012:

•	Restructured our Venture Loan and Security Agreement with Compass Horizon Funding Company, LLC to reduce our monthly payments to interest only through September 1, 2012.

•	Obtained a Forbearance Agreement on our semi-annual coupon payment due on June 1, 2012 with certain holders of our Senior Subordinated Notes to defer payment until December 1, 2012.

•

Reduced future interest payments through executing an Exchange Agreement for $2.5 million with certain holders of our Senior Subordinated Notes for conversion of their Notes and accrued interest into shares at an exchange rate of one share of our common stock for each $1.00 amount of the Note and accrued interest.

•	Issued 2,225,000 shares of our common stock to an institutional investor in settlement of approximately $0.8 million of our outstanding accounts payable balances.

•	Completed a Registered Direct offering to issue 1,000,000 shares of common stock at $0.50 per share for gross proceeds of $0.5 million.

•	Obtained unsecured short-term convertible debt financing of $0.6 million with additional availability of approximately $0.6 million at the lender’s sole discretion.

•	Returned unused raw materials to our suppliers in exchange for refunds net of restocking charges of approximately $0.2 million.

Our plan to address the shortfall of working capital is to generate additional financing through a combination of sale of our equity securities, additional funding from our new short-term convertible debt financings, incremental product sales into new markets with advance payment terms and collection of outstanding past due receivables. We are confident that we will be able to deliver on our plans, however, there are no assurances that we will be able to obtain any sources of financing on acceptable terms, or at all.

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

Restricted Cash

We had restricted cash in the amount of approximately $43,000 on June 30, 2012 and December 31, 2011. The restricted cash amount consists of a “Certificate of Deposit” which supports a “Letter of Credit” for a leased facility.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments as of June 30, 2012, which include cash, accounts receivable, unbilled receivable, accounts payable, accrued expenses, loans payable and convertible subordinated notes approximate their fair values due to the short-term nature of these instruments.

Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. Quantitative factors include customer’s past due balance, prior payment history, recent sales activity and days sales outstanding. Qualitative factors include macroeconomic environment, current product demand, estimated inventory levels and customer’s financial position. In certain cases, we may have access to repossess unsold products held at customer locations as recourse for payment defaults. The fair market value of these products are considered as potential recovery in estimating net losses from uncollectible accounts. We record an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was approximately $5.9 million and $5.4 million as of June 30, 2012 and December 31, 2011, respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market, and consist primarily of raw materials used in the manufacturing of bioplastic resins, finished bioplastic resins and finished goods. Inventories are reviewed for excess and obsolescence and a reserve is established accordingly. As of June 30, 2012 and December 31, 2011, inventories consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
	(Unaudited)
Raw Materials	$2,239	$2,565
Bioplastic Resins	1,910	1,959
Finished Goods	41	42
Packaging Materials	74	69
WIP	—	—
Obsolescence Reserve	(194)	(229)

Inventories, net	$4,070	$4,406

Property and Equipment

Property and equipment are stated at cost, and depreciation is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are between five and seven years. Repairs and maintenance expenditures are charged to expense as incurred. Property and Equipment consist of the following (in thousands):

	June 30, 2012	December 31, 2011
	(Unaudited)
Equipment	$5,749	$5,434
Building	5,906	5,906
Land	32	32
Construction In Progress	1,526	1,743
Auto	—	37
Furniture and Fixtures	327	327
Leasehold Improvements	273	273

	13,813	13,752
Accumulated Depreciation	(3,492)	(3,151)

Property and Equipment, Net	$10,321	$10,601

Intangible Assets

Intangible assets are stated at cost and consist primarily of patents and trademarks. Amortization is computed on the straight-line method over the estimated life of these assets, estimated to be between five and fifteen years. Intangible assets consist of the following (in thousands):

	June 30, 2012	December 31, 2011
	(Unaudited)
Intangible Assets	$261	$222
Accumulated Amortization	(44)	(39)

Intangible Assets, Net	$217	$183

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

Derivative Financial Instruments

Our derivative financial instruments consist of embedded and free-standing derivatives related primarily to the convertibles notes. The embedded derivatives include the conversion features, and liquidated damages clauses in the registration rights agreement. The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The recorded value of all derivatives at June 30, 2012 totaled approximately $297,000. We did not carry any derivative financial instruments at December 31, 2011. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At June 30, 2012 derivatives were valued primarily using the Black-Scholes Option Pricing Model.

3. CAPITAL STOCK

Capital Stock Issued

During the six months ended June 30, 2012, we issued shares of common stock as follows:

•	We issued 84,478 shares of restricted common stock valued at approximately $88,000 to various employees for services rendered during the period.

•	We issued 9,587 shares of common stock valued at approximately $10,000 pursuant to a settlement agreement.

•	We issued 1,000,000 shares of common stock for gross proceeds of $0.5 million in a registered direct offering pursuant to a Subscription Agreement dated April 30, 2012.

•

We issued 100,000 warrants with an exercise price of $0.50 per share for offering costs related to our registered direct offering. The relative fair value of these offering costs was $23,000 and recorded to Additional Paid In Capital. We estimated the fair value of the warrant using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	May 2, 2012
Expected life	1.7 years
Expected volatility	89.4%
Dividends	None
Risk-free interest rate	0.27%

•	We issued 1,000,000 shares of common stock valued at approximately $1.3 million pursuant to an exchange agreement with certain convertible debt holders.

Valuation Assumptions for Stock Options

During the year ended December 31, 2011, we granted options to our employees to purchase an aggregate of 300,000 shares of our common stock, with estimated total grant-date fair values of $0.7 million. We estimate that stock-based compensation for awards not expected to be exercised is $0.2 million. During the six months ended June 30, 2012, we recorded stock-based compensation related to stock options of $46,000. The grant date fair value was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and the following assumptions:

January 14, 2011
Expected life	6.0
Expected volatility	41.9%
Dividends	None
Risk-free interest rate	2.29%

•	Expected Volatility: The fair values of stock based payments were valued using a volatility factor based on our historical stock prices.

•	Expected Term: We elected to use the “simplified method” as discussed in SAB No. 107 to develop the estimate of the expected term.

•	Expected Dividend: We have not paid any dividends and do not anticipate paying dividends in the foreseeable future.

•

Risk-Free Interest Rate: We base the risk-free interest rate used on the implied yield currently available on U.S. Treasury zero coupon issues with remaining term equivalent to the expected term of the options.

Stock Option Activity

Under the 2004 Employee Stock Option Plan adopted by our board of directors (the “Plan”), our board of directors may issue incentive and non-qualified stock options to our employees. Options granted under the Plan generally expire at the end of five or ten years and vest in accordance with a vesting schedule determined by our board of directors, usually over three years from the grant date. As of June 30, 2012, we have 34,375 shares available for future grants under the Plan. We settle stock option exercises with newly issued shares of our common stock (in thousands except, per share data):

	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—January 1	373	$8.65	73	$22.40
Granted at fair value	—	—	300	5.31

Exercised	—	—	—	—
Cancelled/forfeited	(100)	5.31	—	—

Outstanding—June 30	273	9.88	373	8.65

Options exercisable at June 30	153	$13.46	133	$14.69

The following table summarizes information about stock options as of June 30, 2012, (in thousands, except per share data):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
$0.0—$5.31	200	$5.31	8.91	$—	80	$5.31	8.91	$—
$5.32—$22.40	73	$22.40	2.67	$—	73	$22.40	2.67	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $0.29 at June 30, 2012 which would have been received by the option holders had all option holders exercised their options as of that date.

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

On June 29, 2012, we amended the Loan Agreement (the “Amendment”) to change the Maturity Date to the earlier to occur of (i) August 1, 2014, or (ii) the date of acceleration of a Loan following an event of default or the date of prepayment of the Loan. In addition, the definition of Scheduled Payments was amended. The definition of Events of Default was expanded to include the failure to pay certain late fees and amendment fees, which were agreed upon among the parties.

In connection with the Amendment, we issued a warrant to Horizon representing the right to purchase 225,000 shares of our common stock at an exercise price of $0.01 per share (the “new Warrant”). In addition, we issued a restated and amended warrant to purchase 140,000 shares of the Company’s common stock at an exercise price of $0.26 (the “amended Warrant”). The relative fair value of the new Warrant was $117,000. The change in the relative fair value of the amended Warrant was $32,000. These amounts will be recorded as interest expense over the remaining term of the loan. We estimated the fair value of the new and amended Warrants using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	May 1, 2012
Expected life	7 years
Expected volatility	88.2%
Dividends	None
Risk-free interest rate	1.35%

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

The Notes are senior subordinated unsecured obligations which will rank subordinate in right to payment to all of our existing and future senior secured indebtedness and bear interest at a rate of 7% per annum payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2011. The Notes mature on June 1, 2016, with an early repurchase date of June 15, 2014 at the option of the purchaser. The Notes are convertible into shares of our common stock in accordance with the terms of the Notes and the Indenture, at the initial conversion rate of 172.4138 shares of our common stock per $1,000 principal amount of Notes, equivalent to a conversion price of approximately $5.80 per share, subject to adjustment. If the Notes are converted into shares of our common stock prior to June 2, 2014, an interest make-whole payment will be due based on the conversion date up until June 2, 2014. Upon a non-stock change in control, additional shares of our common stock may need to be issued upon conversion, with a maximum additional shares of 25.606 per $1,000 in principal amount of Notes being issuable thereunder, for a total maximum of 198.0198 shares per $1,000 Note. Certain customary anti-dilution provisions included in the Indenture and/or the Notes could adjust the conversion rate. At June 30, 2012, the Notes are convertible into 2,155,173 shares of our common stock.

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

On June 1, 2012, we entered into an Exchange Agreement and a Forbearance Agreement with certain of the holders of our Notes. Pursuant to the terms of the Exchange Agreement, certain of the holders agreed to exchange the Notes for shares at an exchange rate of one share of our common stock for each $1.00 amount of the Notes exchanged.

Pursuant to the terms of the Forbearance Agreement, certain of the holders agreed to forbear from exercising their rights to require us to pay accrued interest on June 1, 2012 until the earlier of December 1, 2012 or our failure to meet certain milestones. In addition, pursuant to the terms of the Forbearance Agreement, we agreed to amend the conversion rate of the Notes as set forth in the Indenture to provide for an effective conversion rate of $1.00.

Short-Term Convertible Notes The total amount of Short-Term Convertible Notes Payable as of June 30, 2012 was $483,500, offset by a discount of $319,310. These Notes are comprised of the following:

•

On June 1, 2012, we issued a Convertible Promissory Note to Asher Enterprises, Inc. (the “Asher Note”) with a principal amount of $153,500 and bears 8% annual interest. The Asher Note has a maturity date on March 5, 2013 with repayment options from 100% to 135% of the principal amount beginning 90 days from the issuance date. The holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price calculated as 70% of the average of the five lowest trading prices for our common stock during the 90 days prior to the conversion date. These proceeds from this loan were used to fund Company operations.

•

On June 26, 2012, we issued a Promissory Note to JMJ Financial (the “JMJ Note”) of $1.1 million and bears 0% interest if repaid at maturity. The JMJ Note has a maturity date of 180 days Effective Date of each funding. The Principal Sum due to JMJ Financial (“JMJ”) shall be prorated based on the consideration actually paid by JMJ, plus an approximate 10% Original Issue Discount (“OID”) that is prorated based on the consideration actually paid by JMJ as well as any other interest or fees. In addition, we will issue 100% warrant coverage for each amount funded under the JMJ Note. In addition, JMJ has the right, at any time at its election, to convert all or part of the outstanding and unpaid Principal Sum and any other fees, into shares of fully paid and non-assessable shares of our common stock. The Conversion Price is a variable calculation of 80% of the average of the three lowest closing prices for our common stock during the 20 days prior to the conversion date. We are only required to repay the amount funded and we are not required to repay any unfunded portion of the JMJ Note. The consideration received as of the date of this report is $300,000, in exchange for a Principal Sum of $330,000 and issuance of warrants totaling 1.415,094 shares with an exercise price of $0.21 (the “JMJ Warrant”). The relative fair value of the JMJ Warrant was $198,113. We estimated the fair value of the JMJ Warrant using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	June 26, 2012
Expected life	4 years
Expected volatility	95.4%
Dividends	None
Risk-free interest rate	0.59%

•

For financial accounting purposes, the JMJ Warrant has a net settlement feature with the cashless exercise provision and a make whole provision which are considered embedded derivatives. The fair value of the JMJ Warrant is recorded as a debt discount at inception and recorded to interest expense over the life of the JMJ Note. The derivative will be valued at each reporting date and the change in fair value of the JMJ Warrants will result in a gain or loss recorded in our income statement. The relative fair value of the JMJ Warrant was revalued at June 30, 2012 and increased to $297,200 due to a 38% increase in our closing stock price during this period. We estimated the updated fair value of the JMJ Warrant using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	June 30, 2012
Expected life	4 years
Expected volatility	95.4%
Dividends	None
Risk-free interest rate	0.57%

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

5. FAIR VALUE MEASUREMENTS

We have certain financial instruments that are measured at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy has been established which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2012 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
None	$—	$—	$—	$—

Total assets measured at fair value	$—	$—	$—	$—

Liabilities
Derivative liability (1)	$297	$—	$—	$297

Total liabilities measured at fair value	$297	$—	$—	$297

(1)	See Note 4 for additional discussion.

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2012. We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

(in thousands)	Derivative Liability
Balance at December 31, 2011	$—
Total gains or losses (realized and unrealized)
Included in net loss	99
Valuation adjustment	—
Purchases, issuances, and settlements, net	198
Transfers to Level 3	—

Balance at June 30, 2012	$297

6. LEASES

We currently operate out of El Segundo, CA, Seymour, IN, and Bönen, Germany. The leases underlying these three facilities are summarized below:

•

California Facility — The El Segundo facility consists of approximately 5,475 square feet of corporate office space. The lease commenced on March 1, 2010 and has a term of five years. The lease was subsequently amended on April 1, 2011 to add additional office space. The lease term relating to the additional office space expires on May 31, 2013. Our current monthly rent is $13,654, with 3% annual escalation.

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

7. MAJOR CUSTOMERS AND FOREIGN SALES

The following customers accounted for 10% or more of net revenue in the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Customer A	—	—	26.4%	—
Customer B	—	—	22.8%	—
Customer C	31.2%	—	11.6%	—
Customer D	22.2%	—	8.2%	—
Customer E	—	44.7%	—	26.0%
Customer F	—	24.0%	—	12.6%
Customer G	—	13.9%	—	7.3%
Customer H	—	9.9%	—	35.5%

Our net sales were made up of sales to customers in the following geographic regions (in thousands):

	Three Months Ended June 30,
	2012		2011
North America	$160	84.5%	$430	5.3%
International
Germany	11	5.9%	—	—%
Italy	—	—%	5,585	68.5%
Malta	—	—%	1,131	13.9%
Other	19	9.6%	1,003	12.3%

Net sales	$190	100.0%	$8,149	100.0%

	Six Months Ended June 30,
	2012		2011
North America	$245	83.5%	$668	4.3%
International
Germany	14	4.9%	5,491	35.6%
Italy	6	2.1%	7,208	46.7%
Other	28	9.5%	2,068	13.4%

Net sales	$293	100.0%	$15,435	100.0%

8. INCOME TAX

We are subject to U.S. and California income tax. Subject to limited statutory exceptions, we are no longer subject to federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2006. We are not presently liable for any income taxes nor are we undergoing any tax examinations by the Internal Revenue Service. No Deferred Tax Assets or Deferred Tax Liabilities are included in our balance sheets at June 30, 2012 or December 31, 2010.

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

In connection with the issue of 2,596,500 shares of common stock to accredited investors pursuant to the Securities Purchase Agreement entered into on January 26, 2011, we issued warrants to purchase 649,128 shares of the our common stock. The warrants have an exercise price of $6.35 per share and are exercisable for a period of five years commencing August 1, 2011.

In connection with the issue of 1,000,000 shares of common stock pursuant to a Subscription Agreement entered into on April 30, 2012, we issued a warrant to purchase 100,000 shares of our common stock for offering costs. The warrants have an exercise price of $0.50 per share and are exercisable for a period of seven years.

In connection with the Amendment with Compass Horizon Funding Company, LLC, we issued a warrant representing the right to purchase 225,000 shares of our common stock at an exercise price of $0.01 per share. In addition, we issued a restated and amended warrant to purchase 140,000 shares of the Company’s common stock at an exercise price of $0.26.

In connection with our JMJ Note, we issued a warrant to purchase 1.415,094 shares of our common stock. The warrants have an exercise price of $0.21per share and are exercisable for a period of four years.

A summary of warrant activity for the period ending June 30 is as follows (in thousands except per share data):

	2012		2011
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding—January 1,	4,219	$5.09	1,273	$4.44
Issued	1,740	0.20	649	6.35
Exercised	—	—	—	—

Outstanding—June 30	5,959	2.43	1,922	5.08

Warrants exercisable at end of period	5,959	$2.43	1,922	$5.08

10. SUBSEQUENT EVENTS

On July 20, 2012, we issued an aggregate of 2,225,000 shares of our common stock to Ironridge Global IV, Ltd., in settlement of approximately $0.8 million of our outstanding accounts payable.

On July 27, 2012, we entered into a Settlement Agreement with Colortec S.r.l. (the “Colortec Settlement”) to resolve a dispute regarding unfair competition within the Italian market and our claims on outstanding accounts receivable balances. In exchange for renouncing our claim on outstanding accounts receivable from Colortec, we will have access to recover unused containers of our products held by Colortec, valued at approximately $2.0 million. In addition, we will pay Colortec 199,000 Euro as consideration for the Settlement Agreement.

On August 8, 2012, we received an additional investment of $100,000 under the terms of the JMJ Note. In exchange for this funding, we issued a warrant to purchase 471,698 shares of our common stock with an exercise price of $0.21 per share.

On August 8, 2012, we entered into an Exchange Agreement with certain of the holders of the Company’s 7% Senior Subordinated Convertible Notes due 2016 (the “Notes”) to exchange an additional $1.5 million in Notes and accrued interest. Pursuant to the terms of the Exchange Agreement entered into with the holders, each holder agreed to convert their Notes and accrued interest into shares at an exchange rate of one share of the Company’s common stock for each $1.00 amount of the Note and accrued interest exchanged.

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

Derivative Financial Instruments

Our derivative financial instruments consist of embedded and free-standing derivatives related primarily to the convertibles notes. The embedded derivatives include the conversion features, and liquidated damages clauses in the registration rights agreement. The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The recorded value of all derivatives at June 30, 2012 totaled approximately $297,000. We did not carry any derivative financial instruments at December 31, 2011. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, we will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, we will record non-operating, non-cash income. At June 30, 2012 derivatives were valued primarily using the Black-Scholes Option Pricing Model.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

Sales

Net sales for the three months ended June 30, 2012 were approximately $0.2 million, compared to $7.6 million in the same period in 2011. The decrease in sales was due to transitioning significant resources and efforts toward recovery of past due accounts receivables from customers and minimizing any additional exposure to our accounts receivable credit risk. Our current period sales were primarily prepaid shipments of sample materials and nominal shipments to established existing customers with low risk credit limits.

Cost of Sales

Cost of sales is comprised of both fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenues. Cost of sales for the three months ended June 30, 2012 were approximately $0.5 million, compared to $6.7 million for the same period in 2011. The decline in cost of sales is due to our lower variable manufacturing costs from our reduced sales volumes and reduction in manufacturing overhead through reduced supplies and headcount.

Gross Profit (Loss)

Gross profit (loss) for the three months ended June 30, 2012 was approximately ($0.4) million, compared to $0.9 million for the same period in 2011. Our decline in gross profit was attributable to our decline in sales as stated above.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2012 were $0.1 million, compared to approximately $0.3 million for the same period in 2011. Our decrease in research and development expenses was primarily attributable to lower outside services costs related to our current projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2012 were $1.7 million, compared to $2.7 million for the same period in 2011. Our decrease in sales, general and administrative expenses was primarily due to reduced headcount and variable sales and marketing expenses due to lower sales volume in the current year, offset by an increase in our allowance for doubtful accounts of $0.5 million in the second quarter of 2012.

Other Income and Expense, Net

Other income and expense, net for the three months ended June 30, 2012 was $1.8 million, as compared to $0.3 million in the same period in 2011. The increase was primarily related to additional interest expense related to the issuance of our convertible debentures in May 2011, the impact from our Forbearance and Exchange Agreement with certain holders of our convertible debentures and the change in our derivative liability related to our warrants.

Net Loss

Net loss for the three months ended June 30, 2012 was $3.9 million, as compared to $2.4 million in the same period in 2011. As discussed above, our results were unfavorably impacted by our decrease in net sales.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011

Sales

Net sales for the six months ended June 30, 2012 were approximately $0.3 million, compared to $14.9 million in the same period in 2011. The decrease in sales was due to transitioning significant resources and efforts toward recovery of past due accounts receivables from customers and minimizing any additional exposure to our accounts receivable credit risk. Our current period sales were primarily prepaid shipments of sample materials and nominal shipments to established existing customers with low risk credit limits.

Cost of Sales

Cost of sales is comprised of both fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenues. Cost of sales for the six months ended June 30, 2012 were approximately $1.2 million, compared to $13.2 million for the same period in 2011. The decline in cost of sales is due to our lower variable manufacturing costs from our reduced sales volumes and reduction in manufacturing overhead through reduced supplies and headcount.

Gross Profit (Loss)

Gross profit (loss) for the six months ended June 30, 2012 was approximately ($0.9) million, compared to $1.6 million for the same period in 2011. Our decline in gross profit was attributable to our decline in sales as stated above.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2012 were $0.3 million, compared to approximately $0.5 million for the same period in 2011. Our decrease in research and development expenses was primarily attributable to lower outside services costs related to our current projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2012 were $2.9 million, compared to $4.8 million for the same period in 2011. Our decrease in sales, general and administrative expenses was primarily due to reduced headcount and variable sales and marketing expenses due to lower sales volume in the current year, offset by an increase in our allowance for doubtful accounts of $0.5 million in the second quarter of 2012.

Other Income and Expense, Net

Other income and expense, net for the six months ended June 30, 2012 was $2.3 million, as compared to $0.5 million in the same period in 2011. The increase was primarily related to additional interest expense related to the issuance of our convertible debentures in May 2011, the impact from our Forbearance and Exchange Agreement with certain holders of our convertible debentures and the change in our derivative liability related to our warrants.

Net Loss

Net loss for the six months ended June 30, 2012 was $6.3 million, as compared to $4.1 million in the same period in 2011. As discussed above, our results were unfavorably impacted by our decrease in net sales.

LIQUIDITY AND CAPITAL RESOURCES

We require working capital to fund our operations, including payments to finance our research and development and expand sales and marketing, to purchase equipment, service indebtedness, satisfy lease obligations and execute on our business plan and growth strategy.

We had net unrestricted cash of $0.2 million at June 30, 2012 as compared to $3.9 million at December 31, 2011. The decrease in unrestricted cash is primarily due to cash used in operations.

Cash used in operating activities during the six months ended June 30, 2012 was $3.9 million, compared to $13.7 million during the same period in 2011. The decrease in cash used in operations was primarily a result of an increase in working capital of $11.0 million in 2011, driven by an increase in accounts receivable and prepaid expenses.

Cash used in investing activities during the six months ended June 30, 2012 was $0.1 million compared to cash used in investing activities of approximately $0.6 million during the same period in 2011.

Cash provided by financing activities during the six months ended June 30, 2011 was $0.3 million compared to $25.1 million provided by financing activities during the same period in 2011. The decrease is attributable to $25.1 million of debt and equity financing that occurred in the prior year.

We have incurred a net loss of $6.3 million for the six months ended June 30, 2012, and $14.0 million for the year ended December 31, 2011, and have an accumulated deficit of $63.2 million as of June 30, 2012. Based on our operating plan, our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures and working capital requirements through December 31, 2012 without additional sources of cash.

In order to provide and preserve the necessary working capital to operate, we have successfully completed the following transactions in 2012:

•	Restructured our Venture Loan and Security Agreement with Compass Horizon Funding Company, LLC to reduce our monthly payments to interest only through September 1, 2012.

•	Obtained a Forbearance Agreement on our semi-annual coupon payment due on June 1, 2012 with certain holders of our Senior Subordinated Notes to defer payment until December 1, 2012.

•

Reduced future interest payments through executing an Exchange Agreement for $2.5 million with certain holders of our Senior Subordinated Notes for conversion of their Notes and accrued interest into shares at an exchange rate of one share of our common stock for each $1.00 amount of the Note and accrued interest.

•	Issued 2,225,000 shares of our common stock to an institutional investor in settlement of approximately $0.8 million of our outstanding accounts payable balances.

•	Completed a Registered Direct offering to issue 1,000,000 shares of common stock at $0.50 per share for gross proceeds of $0.5 million.

•	Obtained unsecured short-term convertible debt financing of $0.6 million with additional availability of approximately $0.6 million at the lender’s sole discretion.

•	Returned unused raw materials to our suppliers in exchange for refunds net of restocking charges of approximately $0.2 million.

Our plan to address the shortfall of working capital is to generate additional financing through a combination of sale of our equity securities, additional funding from our new short-term convertible debt financings, incremental product sales into new markets with advance payment terms and collection of outstanding past due receivables. We are confident that we will be able to deliver on our plans, however, there are no assurances that we will be able to obtain any sources of financing on acceptable terms, or at all.

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

Not applicable.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on April 16, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued the following unregistered securities during the three months ended June 30, 2012:

•	On March 16, 2012, we issued 84,478 shares of common stock valued at approximately $88,000 to various employees for services rendered.

•	On March 16, 2012, we issued 9,587 shares of common stock valued at approximately $10,000 pursuant to a settlement agreement

•	We issued 1,000,000 shares of common stock for gross proceeds of $0.5 million in a registered direct offering pursuant to a Subscription Agreement dated April 30, 2012.

•	We issued 1,000,000 shares of common stock valued at approximately $1.3 million pursuant to an exchange agreement with certain convertible debt holders.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	First Amendment of Venture Loan and Security Agreement dated as May 1, 2012 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on July 5, 2012).

10.2	Amended and Restated Secured Promissory Note (Loan A) (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on July 5, 2012).

10.3	Amended and Restated Secured Promissory Note (Loan B) (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on July 5, 2012).

10.4	Amended and Restated Common Stock Purchase Warrant (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on July 5, 2012).

10.5	Common Stock Purchase Warrant (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on July 5, 2012).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

101	XBRL (Extensible Business Reporting Language) The following materials from Cereplast Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of operations and other comprehensive loss, (iii) consolidated statement of cash flows, and (iv) the notes to the consolidated financial statements.

***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2012		CEREPLAST, INC.

	By:	/s/ Frederic Scheer
Frederic Scheer Chairman and Chief Executive Officer (Principal Executive Officer)