Form 10-Q
period 2012-09-30
Cereplast Inc
filed 2012-11-14
CIK 1324759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of common stock outstanding as of November 12, 2012 is 34,342,167.

CEREPLAST, INC.

FORM 10-Q

Page
PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS	3

CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 2012 AND DECEMBER 31, 2011	3
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011	4
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011	5
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	6

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26

Item 4. CONTROLS AND PROCEDURES	26

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS	26

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26

Item 3. DEFAULTS UPON SENIOR SECURITIES	27

Item 4. MINE SAFETY DISCLOSURES	27

Item 5. OTHER INFORMATION	27

Item 6. EXHIBITS	27

SIGNATURES	28

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
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

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CEREPLAST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$237	$3,940
Accounts Receivable, Net	7,293	14,744
Inventory, Net	5,424	4,406
Prepaid Expenses and Other Current Assets	1,136	966

Total Current Assets	14,090	24,056

Property and Equipment
Property and Equipment	13,836	13,752
Accumulated Depreciation and Amortization	(3,668)	(3,151)

Property and Equipment, Net	10,168	10,601

Other Assets
Restricted Cash	43	43
Deferred Loan Costs	867	1,321
Intangible Assets, Net	248	183
Deposits	47	47

Total Other Assets	1,205	1,594

Total Assets	$25,463	$36,251

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$1,134	$1,813
Accrued Expenses	3,049	2,760
Capital Leases, Current Portion	77	73
Loan Payable, Current Portion	4,023	1,855
Convertible Subordinated Notes, Current Portion	357	—
Derivative Liability	344	—

Total Current Liabilities	8,984	6,501

Long-Term Liabilities
Loan Payable	4,423	7,307
Convertible Subordinated Notes	8,532	12,500
Capital Leases, Long-Term	191	245

Total Long-Term Liabilities	13,146	20,052

Total Liabilities	22,130	26,553

Shareholders’ Equity
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; 73 and 0 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	—	—
Common Stock, $0.001 par value; 495,000,000 shares authorized; 28,989,829 and 18,933,139 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	29	19
Additional Paid in Capital	76,398	66,524
Accumulated Deficit	(73,210)	(56,935)
Accumulated Other Comprehensive Income (Loss)	112	86

	3,329	9,694
Noncontrolling Interests	4	4

Total Equity	3,333	9,698

Total Liabilities and Shareholders’ Equity	$25,463	$36,251

See accompanying notes to unaudited consolidated financial statements.

CEREPLAST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Gross Product Sales	$481	$5,414	$786	$20,849
Sales Discounts, Returns and Allowances	(4)	(45)	(16)	(628)

Net Sales	477	5,369	770	20,221
Cost of Goods Sold	910	4,475	2,093	17,701

Gross Profit (Loss)	(433)	894	(1,323)	2,520
Operating Expenses:
Research and Development	115	280	371	789
Selling, General and Administrative	6,410	3,689	9,286	8,457

Total Operating Expenses	6,525	3,969	9,657	9,246

Operating Loss	(6,958)	(3,075)	(10,980)	(6,726)
Debt Extinguishment Costs	—	—	(427)	—
Loss on Derivative Liability	47	—	(52)	—
Interest and Other Income	—	—	18	—
Interest Expense	(3,057)	(513)	(4,834)	(999)

Loss Before Provision for Income Taxes	(9,968)	(3,588)	(16,275)	(7,725)
Provision for Income Taxes	—	—	—	—

Net Loss	(9,968)	(3,588)	(16,275)	(7,725)
Gain (Loss) on Foreign Currency Translation	(95)	(54)	26	(93)

Total Comprehensive Loss	$(10,063)	$(3,642)	$(16,249)	$(7,818)

Net Loss Per Share—Basic and Diluted	$(0.40)	$(0.23)	$(0.77)	$(0.50)

Weighted Average Common Shares Outstanding—Basic and Diluted	24,739,449	15,777,793	21,242,115	15,470,324

See accompanying notes to unaudited consolidated financial statements.

CEREPLAST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands, except shares data)

	Nine Months Ended
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(16,275)	$(7,725)
Adjustment to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Amortization	536	694
Allowance for Doubtful Accounts	5,082	1,780
Common Stock Issued for Services, Salaries and Wages	160	874
Amortization of Loan Discount	3,223	57
Impairment of Intangible Assets	—	64
Extinguishment of Convertible Debt	368	—
Loss on Derivative Liability	52	—
Changes in Operating Assets and Liabilities
Accounts Receivable	537	(15,609)
Deferred Loan Costs	458	223
Inventory	814	(2,095)
Deposits	—	(35)
Prepaid Expenses	(171)	(1,514)
Accounts Payable	659	269
Accrued Expenses	288	864

NET CASH USED IN OPERATING ACTIVITIES	(4,269)	(22,153)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment, and Intangibles	(180)	(1,290)
Proceeds from Sale of Equipment	15	—

NET CASH USED IN INVESTING ACTIVITIES	(165)	(1,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Leases	(50)	(13)
Proceeds from Capital Leases	—	96
Noncontrolling Interest Activities	—	4
Payments made on Notes Payable	(603)	—
Proceeds from Loan Payable, Net of Loan Costs	—	2,500
Proceeds from Convertible Notes, Net of Issuance Costs	600	11,225
Proceeds from Issuance of Common Stock and Subscriptions, Net of Issuance Costs	400	11,363
Proceeds from Issuance of Preferred Stock, Net of Issuance Costs	400	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	747	25,175

FOREIGN CURRENCY TRANSLATION	(15)	(93)

NET INCREASE (DECREASE) IN CASH	(3,702)	1,639
CASH, BEGINNING OF PERIOD	3,940	2,391

CASH, END OF PERIOD	$237	$4,030

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year For:
Interest	$460	$417
Income Taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

During the nine months ended September 30, 2012, the Company issued 84,478 shares valued at $88 to employees for service rendered during the period, 50,000 shares valued at $11 to a vendor for services rendered during the period and 9,587 shares valued at $10 for a settlement agreement. The Company also recognized $51 of expense related to vesting of employee stock options for the same period. During the nine months ended September 30, 2011, the Company issued 153,796 shares valued at $657 for services to directors and employees for services rendered during the period, 35,000 shares valued at $155 for exercise of common stock warrants, 12,000 shares valued at $59 for prepaid services and 4,062 shares valued at $20 for a settlement agreement. The Company also recognized $134 of expense related to vesting of employee stock options for the same period.

See accompanying notes to unaudited consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

We primarily conduct our operations through two product families:

•

Cereplast Compostables® resins are compostable and bio-based, ecologically sound substitutes for petroleum-based plastics targeting primarily compostable bags, single-use food service products and packaging applications. We offer 17 commercial grades of Compostable resins in this product line. These resins are compatible with existing manufacturing processes and equipment making them a ready substitute for traditional petroleum-based resins. We commercially introduced our Compostable line in November 2006.

•

Cereplast Sustainables™ resins are partially or fully bio-based, ecologically sound substitutes for fully petroleum-based plastics targeting primarily durable goods, packaging applications. We offer four commercial grades of Sustainable resins in this product line. These resins are compatible with existing manufacturing processes and equipment, making them a ready substitute for traditional petroleum-based resins. We commercially introduced our Sustainable line in late 2007 under the name “Cereplast Hybrid Resins®.”

•

Cereplast Hybrid Resins® products replace up to 55% of the petroleum content in conventional plastics with bio-based materials such as industrial starches sourced from plants. The Hybrid resins line is designed to offer similar properties to traditional polyolefins such as impact strength and heat deflection temperature, and is compatible with existing converter processes and equipment. The Cereplast Hybrid Resins® line provides a viable alternative for brand owners and converters looking to partially replace petroleum-based resins in durable goods applications. Hybrid resins address this need in a wide range of markets, including automotive, consumer goods, consumer electronics, medical, packaging, and construction. We commercially introduced our first grade of Hybrid resin, Hybrid 150, at the end of 2007. We currently offer eight commercial grades in this product line.

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

Our patent portfolio is currently comprised of five patents in the United States (“U.S.”), one Mexican patent, and seven pending patent applications in the U.S. and abroad. Our trademark portfolio is currently comprised of 47 registered marks, 4 allowed marks and 12 pending applications in the U.S. and abroad.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The unaudited consolidated financial statements include the financial condition and results of operations of our wholly-owned subsidiary, Cereplast International, S.A., a Luxembourg company organized during the year ended December 31, 2008, for the purpose of conducting sales operations in Europe through two subsidiaries: Cereplast Europe SAS,a French company and Cereplast Italia SPA, an Italian corporation. Intercompany balances and transactions have been eliminated in consolidation. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Concentration of Credit Risk

We had unrestricted cash totaling $0.2 million and $3.9 million at September 30, 2012 and December 31, 2011, respectively. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We actively monitor changes in interest rates.

Concentration of credit risk with respect to accounts receivable is limited to certain European customers to whom we make substantial sales. As of September 30, 2012 we had two large European customers that accounted for $13.7 million, or 74% of our accounts receivable balance, which is past due. Agreed upon payment terms for both of these customers are 90 days from receipt of goods. These customers are distributors and have acknowledged to us their agreement with the amounts owing and no amounts recognized in revenue or recorded in accounts receivable from these customers are in dispute. These distributor product sales were sold under agreements with generally the same terms of sale and credit as all other customer agreements. These sales are not contingent upon the distributor selling the product to the end-user and there is no right of return. To reduce risk, we routinely assess the financial strength of our most significant customers, using standard credit risk evaluation methods with reference to publicly available and customer supplied information, and monitor the amounts owed to us, taking appropriate action when necessary. As a result of the recent deterioration in the general economic conditions in Europe and the slow payment by some of our European customers, we have established an allowance for doubtful accounts of $10.5 million to reflect management’s assessment of credit risk associated with these customer balances. We are working with all customers to mitigate credit risk and ensure collection of all outstanding amounts.

Other Concentration

During the nine months ended months ended September 30, 2012, we did not have any significant suppliers that accounted for greater than 10% of total cost of goods sold. During the same period in the prior year, we had two significant suppliers that accounted for 34.0%, and 27.6% of total cost of goods sold. No other suppliers accounted for more than 10% of cost of goods sold during these periods.

Liquidity and Capital Resources

We have incurred a net loss of $16.3 million for the nine months ended September 30, 2012, and $14.0 million for the year ended December 31, 2011, and have an accumulated deficit of $73.2 million as of September 30, 2012. Based on our operating plan, our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures and working capital requirements through December 31, 2012 without additional sources of cash.

In order to provide and preserve the necessary working capital to operate, we have successfully completed the following transactions in 2012:

•

Entered into an Exchange Agreement with Magna Group LLC (“Magna”), pursuant to which we agreed to issue to Magna convertible notes, in the aggregate principal amount of up to $4.6 million, in exchange for repayment of our Term Loan with Compass Horizon Funding Company, LLC.

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

•	Issued 6,375,000 shares of our common stock to an institutional investor in settlement of approximately $1.3 million of our outstanding accounts payable balances.

•	Completed a Registered Direct offering to issue 1,000,000 shares of common stock at $0.50 per share for gross proceeds of $0.5 million.

•	Obtained unsecured short-term convertible debt financing of $0.6 million with additional availability of approximately $0.6 million at the lender’s sole discretion.

•	Returned unused raw materials to our suppliers in exchange for refunds net of restocking charges of approximately $0.3 million.

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

Restricted Cash

We had restricted cash in the amount of approximately $43,000 on September 30, 2012 and December 31, 2011. The restricted cash amount consists of a “Certificate of Deposit” which supports a “Letter of Credit” for a leased facility.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments as of September 30, 2012, which include cash, accounts receivable, unbilled receivable, accounts payable, accrued expenses, loans payable and convertible subordinated notes approximate their fair values due to the short-term nature of these instruments.

Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. Quantitative factors include customer’s past due balance, prior payment history, recent sales activity and days sales outstanding. Qualitative factors include macroeconomic environment, current product demand, estimated inventory levels and customer’s financial position. In certain cases, we may have access to repossess unsold products held at customer locations as recourse for payment defaults. The fair market value of these products are considered as potential recovery in estimating net losses from uncollectible accounts. On July 27, 2012, we entered into a Settlement Agreement with Colortec S.r.l. (“Colortec”) to resolve a dispute regarding our claims on outstanding accounts receivable balances. In exchange for renouncing our claim on outstanding accounts receivable from Colortec, we were granted access to recover unused containers of our products held by Colortec, valued at approximately $1.8 million. We have eliminated the outstanding accounts receivable balance due from Colortec in exchange for the value of inventory we recovered.

We record an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was approximately $10.5 million and $5.4 million as of September 30, 2012 and December 31, 2011, respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market, and consist primarily of raw materials used in the manufacturing of bioplastic resins, finished bioplastic resins and finished goods. Inventories are assessed for recoverability through an ongoing review of inventory levels in relation to foreseeable demand, which is typically six to twelve months. We consider any quantities in excess of three years of inventory to be excessive due to the shelf life of our products. A significant qualitative factor used in our evaluation is the fact that polypropylene is a core ingredient to our bioplastic resin products. Polypropylene is a multi-billion dollar commodity market within the plastics industry, which provides us an active marketplace to monetize potential excess or obsolete inventory. Our foreseeable demand is based upon all available information, including sales forecasts, new product marketing plans and product life cycles. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell or return to the vendor. The amount of the inventory write down is the excess of historical cost over estimated realizable value. Once established, these write downs are considered permanent adjustments to the cost basis of the excess inventory. As of September 30, 2012 and December 31, 2011, inventories consisted of the following(in thousands):

	September 30, 2012	December 31, 2011
	(Unaudited)
Raw Materials	$2,030	$2,565
Bioplastic Resins	3,475	1,959
Finished Goods	41	42
Packaging Materials	72	69
WIP	—	—
Obsolescence Reserve	(194)	(229)

Inventories, net	$5,424	$4,406

Property and Equipment

Property and equipment are stated at cost, and depreciation is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are between five and seven years. Repairs and maintenance expenditures are charged to expense as incurred. Property and Equipment consist of the following (in thousands):

	September 30, 2012	December 31, 2011
	(Unaudited)
Equipment	$5,772	$5,434
Building	5,906	5,906
Land	32	32
Construction In Progress	1,526	1,743
Auto	—	37
Furniture and Fixtures	327	327
Leasehold Improvements	273	273

	13,836	13,752
Accumulated Depreciation	(3,668)	(3,151)

Property and Equipment, Net	$10,168	$10,601

Intangible Assets

Intangible assets are stated at cost and consist primarily of patents and trademarks. Amortization is computed on the straight-line method over the estimated life of these assets, estimated to be between five and fifteen years. Intangible assets consist of the following (in thousands):

	September 30, 2012	December 31, 2011
	(Unaudited)
Intangible Assets	$295	$222
Accumulated Amortization	(47)	(39)

Intangible Assets, Net	$248	$183

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

Derivative Financial Instruments

Our derivative financial instruments consist of embedded and free-standing derivatives related primarily to the convertibles notes. The embedded derivatives include the conversion features, and liquidated damages clauses in the registration rights agreement. The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The recorded value of all derivatives at September 30, 2012 totaled approximately $344,000. We did not carry any derivative financial instruments at December 31, 2011. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At September 30, 2012 derivatives were valued primarily using the Black-Scholes Option Pricing Model.

3. CAPITAL STOCK

Capital Stock Issued

During the nine months ended September 30, 2012, we issued shares of common stock as follows:

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

•

We issued 100,000 warrants with an exercise price of $0.50 per share for offering costs related to our registered direct offering. The relative fair value of these offering costs was $23,000 and recorded to Additional Paid In Capital. We estimated the fair value of the warrant using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	May 2, 2012
Expected life	1.7 years
Expected volatility	89.4%
Dividends	None
Risk-free interest rate	0.27%

•	We issued 2,537,625 shares of common stock valued at approximately $2.9 million pursuant to an exchange agreement with certain convertible debt holders.

•	We issued 6,375,000 shares of common stock valued at approximately $1.2 million in settlement of our accounts payable.

•	We issued 50,000 shares of common stock valued at approximately $11,500 to a vendor in exchange for services.

Valuation Assumptions for Stock Options

During the year ended December 31, 2011, we granted options to our employees to purchase an aggregate of 300,000 shares of our common stock, with estimated total grant-date fair values of $0.7 million. We estimate that stock-based compensation for awards not expected to be exercised is $0.2 million. During the nine months ended September 30, 2012, we recorded stock-based compensation related to stock options of $51,000. The grant date fair value was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and the following assumptions:

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

Stock Option Activity

Under the 2004 Employee Stock Option Plan adopted by our board of directors (the “Plan”), our board of directors may issue incentive and non-qualified stock options to our employees. Options granted under the Plan generally expire at the end of five or ten years and vest in accordance with a vesting schedule determined by our board of directors, usually over three years from the grant date. As of September 30, 2012, we have 34,375 shares available for future grants under the Plan. We settle stock option exercises with newly issued shares of our common stock (in thousands except, per share data):

	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—January 1	373	$8.65	73	$22.40
Granted at fair value	—	—	300	5.31
Exercised	—	—	—	—
Cancelled/forfeited	(169)	12.26	—	—

Outstanding—September 30	204	5.62	373	8.65

Options exercisable at September 30	84	$6.08	133	$14.69

The following table summarizes information about stock options as of September 30, 2012, (in thousands, except per share data):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
$0.0—$5.31	200	$5.31	8.66	$—	80	$5.31	8.66	$—
$5.32—$22.40	4	$22.40	2.42	$—	4	$22.40	2.42	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $0.26 at September 30, 2012 which would have been received by the option holders had all option holders exercised their options as of that date.

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

At September 30, 2012, the Notes are convertible into 9,586,207 shares of our common stock.

Short-Term Convertible Notes

The total amount of Short-Term Convertible Notes Payable as of September 30, 2012 was $646,500, offset by a discount of $289,957. These Notes are comprised of the following:

•

On June 1, 2012 and July 3, 2012, we issued Convertible Promissory Notes to Asher Enterprises, Inc. (the “Asher Notes”) with a principal amount of $206,500 and bears 8% annual interest. The Asher Notes have maturity dates on March 5, 2013 and April 3, 2013 with repayment options from 100% to 135% of the principal amount beginning 90 days from each issuance date. The holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price calculated as 70% of the average of the five lowest trading prices for our common stock during the 90 days prior to the conversion date. These proceeds from this loan were used to fund Company operations.

•

On June 26, 2012, we issued a Promissory Note to JMJ Financial (the “JMJ Note”) of $1.1 million and bears 0% interest if repaid at maturity. The JMJ Note has a maturity date of 180 days Effective Date of each funding. The Principal Sum due to JMJ Financial (“JMJ”) shall be prorated based on the consideration actually paid by JMJ, plus an approximate 10% Original Issue Discount (“OID”) that is prorated based on the consideration actually paid by JMJ as well as any other interest or fees. In addition, we will issue 100% warrant coverage for each amount funded under the JMJ Note. In addition, JMJ has the right, at any time at its election, to convert all or part of the outstanding and unpaid Principal Sum and any other fees, into shares of fully paid and non-assessable shares of our common stock. The Conversion Price is a variable calculation of 80% of the average of the three lowest closing prices for our common stock during the 20 days prior to the conversion date. We are only required to repay the amount funded and we are not required to repay any unfunded portion of the JMJ Note. The consideration received as of the date of this report is $400,000, in exchange for a Principal Sum of $440,000 and issuance of warrants totaling 1,886,792 shares with an exercise price of $0.21 (the “JMJ Warrants”). The relative fair value of the JMJ Warrants was $198,113. We estimated the fair value of the JMJ Warrant using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	June 26, 2012	August 9, 2012
Expected life	4 years	4 years
Expected volatility	95.4%	97.7%
Dividends	None	None
Risk-free interest rate	0.59%	0.66%

•

For financial accounting purposes, the JMJ Warrant has a net settlement feature with the cashless exercise provision and a make whole provision which are considered embedded derivatives. The fair value of the JMJ Warrant is recorded as a debt discount at inception and recorded to interest expense over the life of the JMJ Note. The derivative will be valued at each reporting date and the change in fair value of the JMJ Warrants will result in a gain or loss recorded in our income statement. The relative fair value of the JMJ Warrant was revalued at September 30, 2012 and increased to approximately $344,000 during this period. We estimated the updated fair value of the JMJ Warrant using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	September 30, 2012
Expected life	3.9 years
Expected volatility	101.8%
Dividends	None
Risk-free interest rate	0.47%

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2012 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
None	$—	$—	$—	$—

Total assets measured at fair value	$—	$—	$—	$—

Liabilities
Derivative liability (1)	$344	$—	$—	$344

Total liabilities measured at fair value	$344	$—	$—	$344

(1) See Note 4 for additional discussion.

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2012. We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

(in thousands)	Derivative Liability
Balance at December 31, 2011	$—
Total gains or losses (realized and unrealized)
Included in net loss	52
Valuation adjustment	—
Purchases, issuances, and settlements, net	292
Transfers to Level 3	—

Balance at September 30, 2012	$344

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

7. MAJOR CUSTOMERS AND FOREIGN SALES

The following customers accounted for 10% or more of net revenue in the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Customer A	—	68.0%	—	27.0%
Customer B	—	29.2%	—	26.8%
Customer C	—	—	—	26.3%
Customer D	80.3%	—	49.8%	—
Customer E	14.5%		18.0%	—
Customer F	—		10.5%	—

Our net sales were made up of sales to customers in the following geographic regions (in thousands):

	Three Months Ended September 30,
	2012		2011
North America	$94	19.7%	$81	1.5%
International
Germany	—	—%	—	—%
Italy	383	80.3%	5,262	97.2%
Other	—	—%	71	1.3%

Net sales	$477	100.0%	$5,414	100.0%

	Nine Months Ended September 30,
	2012		2011
North America	$338	44.0%	$749	3.6%
International
Germany	14	1.8%	5,494	26.4%
Italy	389	50.6%	12,470	59.8%
Other	28	3.6%	2,136	10.2%

Net sales	$769	100.0%	$20,849	100.0%

8. INCOME TAX

We are subject to U.S. and California income tax. Subject to limited statutory exceptions, we are no longer subject to federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2009. We are not presently liable for any income taxes nor are we undergoing any tax examinations by the Internal Revenue Service. No Deferred Tax Assets or Deferred Tax Liabilities are included in our balance sheets at September 30, 2012 or December 31, 2010.

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

In connection with our JMJ Note, we issued a warrant to purchase 1,886,792 shares of our common stock. The warrants have an exercise price of $0.21per share and are exercisable for a period of four years.

A summary of warrant activity for the period ending September 30 is as follows (in thousands except per share data):

	2012		2011
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding—January 1,	4,219	$5.09	1,273	$4.44
Issued	2,212	0.20	649	6.35
Exercised	—	—	(35)	4.44

Outstanding—September 30	6,431	2.27	1,887	5.09

Warrants exercisable at end of period	6,431	$2.27	1,887	$5.09

10. SUBSEQUENT EVENTS

On October 15, 2012, we entered into an Exchange Agreement (the “Exchange Agreement”) with Magna Group LLC (“Magna”), pursuant to which we agreed to issue to Magna convertible notes (the “Magna Notes”), in the aggregate principal amount of up to $4.6 million, in exchange for an equal amount of participation interests in our Venture Loan with Compass Horizon Funding Company, LLC (“Horizon”) to be acquired by Magna. Pursuant to a participation purchase agreement dated as of October 15, 2012, Magna agreed to acquire, in tranches through on or around February 15, 2013, participation interests in the Venture Loan from Horizon up to the maximum amount of the principal outstanding, together with accrued interest and fees. As of November 9, 2012, we have issued approximately 2.1 million shares under the Exchange Agreement.

On October 15, 2012, we entered into a Note Purchase Agreement (the “Hanover Purchase Agreement”) with Hanover Holding I, LLC (“Hanover”), pursuant to which Hanover agreed to purchase from the Company, and we agreed to sell to Hanover (subject to the terms and conditions set forth therein), an aggregate of $0.8 million of convertible promissory notes (the “Hanover Notes”). Subject to the terms and conditions set forth in the Hanover Purchase Agreement, the Hanover Notes will be sold in tranches of $0.1 million through February 15, 2013.

On October 31, 2012, we received notice that NASDAQ has granted us an additional 180 days (until April 29, 2013) to regain compliance with NASDAQ’s $1.00 minimum bid price rule under NASDAQ Marketplace Listing Rule 5810(c)(3)(A).

As of November 9, 2012, we have issued 3.3 million shares since September 30, 2012 in connection with the settlement of our outstanding accounts payable balances.

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

We primarily conduct our operations through two product families:

•

Cereplast Compostables® resins are compostable and bio-based, ecologically sound substitutes for petroleum-based plastics targeting primarily compostable bags, single-use food service products and packaging applications. We offer 17 commercial grades of Compostable resins in this product line. These resins are compatible with existing manufacturing processes and equipment making them a ready substitute for traditional petroleum-based resins. We commercially introduced our Compostable line in November 2006.

•

Cereplast Sustainables™ resins are partially or fully bio-based, ecologically sound substitutes for fully petroleum-based plastics targeting primarily durable goods, packaging applications. We offer four commercial grades of Sustainable resins in this product line. These resins are compatible with existing manufacturing processes and equipment, making them a ready substitute for traditional petroleum-based resins. We commercially introduced our Sustainable line in late 2007 under the name “Cereplast Hybrid Resins®.”

•

Cereplast Hybrid Resins® products replace up to 55% of the petroleum content in conventional plastics with bio-based materials such as industrial starches sourced from plants. The Hybrid resins line is designed to offer similar properties to traditional polyolefins such as impact strength and heat deflection temperature, and is compatible with existing converter processes and equipment. The Cereplast Hybrid Resins® line provides a viable alternative for brand owners and converters looking to partially replace petroleum-based resins in durable goods applications. Hybrid resins address this need in a wide range of markets, including automotive, consumer goods, consumer electronics, medical, packaging, and construction. We commercially introduced our first grade of Hybrid resin, Hybrid 150, at the end of 2007. We currently offer eight commercial grades in this product line.

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

Our patent portfolio is currently comprised of five patents in the United States (“U.S.”), one Mexican patent, and seven pending patent applications in the U.S. and abroad. Our trademark portfolio is currently comprised of 47 registered marks, 4 allowed marks and 12 pending applications in the U.S. and abroad.

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

Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. Quantitative factors include customer’s past due balance, prior payment history, recent sales activity and days sales outstanding. Qualitative factors include macroeconomic environment, current product demand, estimated inventory levels and customer’s financial position. In certain cases, we may have access to repossess unsold products held at customer locations as recourse for payment defaults. The fair market value of these products are considered as potential recovery in estimating net losses from uncollectible accounts. On July 27, 2012, we entered into a Settlement Agreement with Colortec S.r.l. (“Colortec”) to resolve a dispute regarding claims on outstanding accounts receivable balances. In exchange for renouncing our claim on outstanding accounts receivable from Colortec, we were granted access to recover unused containers of our products held by Colortec, valued at approximately $1.8 million. We have eliminated the outstanding accounts receivable balance due from Colortec in exchange for the value of inventory we recovered. We record an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote.

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market, and consist primarily of raw materials used in the manufacturing of bioplastic resins, finished bioplastic resins and finished goods. Inventories are assessed for recoverability through an ongoing review of inventory levels in relation to foreseeable demand, which is typically six to twelve months. We consider any quantities in excess of three years of inventory to be excessive due to the shelf life of our products. A significant qualitative factor used in our evaluation is the fact that polypropylene is a core ingredient to our bioplastic resin products. Polypropylene is a multi-billion dollar commodity market within the plastics industry, which provides us an active marketplace to monetize potential excess or obsolete inventory. Our foreseeable demand is based upon all available information, including sales forecasts, new product marketing plans and product life cycles. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell or return to the vendor. The amount of the inventory write down is the excess of historical cost over estimated realizable value. Once established, these write downs are considered permanent adjustments to the cost basis of the excess inventory.

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

Derivative Financial Instruments

Our derivative financial instruments consist of embedded and free-standing derivatives related primarily to the convertibles notes. The embedded derivatives include the conversion features, and liquidated damages clauses in the registration rights agreement. The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The recorded value of all derivatives at September 30, 2012 totaled approximately $344,000. We did not carry any derivative financial instruments at December 31, 2011. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At September 30, 2012 derivatives were valued primarily using the Black-Scholes Option Pricing Model.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

Sales

Net sales for the three months ended September 30, 2012 were approximately $0.5 million, compared to $5.4 million in the same period in 2011. The decrease in sales was due to transitioning significant resources and efforts toward recovery of past due accounts receivables from customers and minimizing any additional exposure to our accounts receivable credit risk. Our current period sales were primarily prepaid shipments of sample materials and nominal shipments to established existing customers with low risk credit limits.

Cost of Sales

Cost of sales is comprised of both fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenues. Cost of sales for the three months ended September 30, 2012 were approximately $0.9 million, compared to $4.5 million for the same period in 2011. The decline in cost of sales is due to our lower variable manufacturing costs from our reduced sales volumes and reduction in manufacturing overhead through reduced supplies and headcount.

Gross Profit (Loss)

Gross profit (loss) for the three months ended September 30, 2012 was approximately ($0.4) million, compared to $0.9 million for the same period in 2011. Our decline in gross profit was attributable to our decline in sales as stated above.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2012 were $0.1 million, compared to approximately $0.3 million for the same period in 2011. Our decrease in research and development expenses was primarily attributable to lower outside services costs related to our current projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2012 were $6.4 million, compared to $3.7 million for the same period in 2011. Our increase in sales, general and administrative expenses was primarily due to an increase in our allowance for doubtful accounts of $4.8 million, offset by reduced headcount and variable sales and marketing expenses due to lower sales volume in the current year.

Other Income and Expense, Net

Other income and expense, net for the three months ended September 30, 2012 was $3.1 million, as compared to $0.5 million in the same period in 2011. The increase was primarily related to additional interest expense related to the issuance of our convertible debentures in May 2011, the impact from our Forbearance and Exchange Agreement with certain holders of our convertible debentures and the change in our derivative liability related to our warrants.

Net Loss

Net loss for the three months ended September 30, 2012 was $10.1 million, as compared to $3.6 million in the same period in 2011. As discussed above, our results were unfavorably impacted by our decrease in net sales.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

Sales

Net sales for the nine months ended September 30, 2012 were approximately $0.8 million, compared to $20.2 million in the same period in 2011. The decrease in sales was due to transitioning significant resources and efforts toward recovery of past due accounts receivables from customers and minimizing any additional exposure to our accounts receivable credit risk. Our current period sales were primarily prepaid shipments of sample materials and nominal shipments to established existing customers with low risk credit limits.

Cost of Sales

Cost of sales is comprised of both fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenues. Cost of sales for the nine months ended September 30, 2012 were approximately $2.1 million, compared to $17.7 million for the same period in 2011. The decline in cost of sales is due to our lower variable manufacturing costs from our reduced sales volumes and reduction in manufacturing overhead through reduced supplies and headcount.

Gross Profit (Loss)

Gross profit (loss) for the nine months ended September 30, 2012 was approximately ($1.3) million, compared to $2.5 million for the same period in 2011. Our decline in gross profit was attributable to our decline in sales as stated above.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2012 were $0.4 million, compared to approximately $0.8 million for the same period in 2011. Our decrease in research and development expenses was primarily attributable to lower outside services costs related to our current projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2012 were $9.3 million, compared to $8.5 million for the same period in 2011. Our increase in sales, general and administrative expenses was primarily due to an increase in our allowance for doubtful accounts of $4.8 million in the third quarter of 2012, offset by reduced headcount and variable sales and marketing expenses due to lower sales volume in the current year.

Other Income and Expense, Net

Other income and expense, net for the nine months ended September 30, 2012 was $5.3 million, as compared to $1.0 million in the same period in 2011. The increase was primarily related to additional interest expense related to the issuance of our convertible debentures in May 2011, the impact from our Forbearance and Exchange Agreement with certain holders of our convertible debentures and the change in our derivative liability related to our warrants.

Net Loss

Net loss for the nine months ended September 30, 2012 was $16.3 million, as compared to $7.8 million in the same period in 2011. As discussed above, our results were unfavorably impacted by our decrease in net sales.

LIQUIDITY AND CAPITAL RESOURCES

We require working capital to fund our operations, including payments to finance our research and development and expand sales and marketing, to purchase equipment, service indebtedness, satisfy lease obligations and execute on our business plan and growth strategy.

We had net unrestricted cash of $0.2 million at September 30, 2012 as compared to $3.9 million at December 31, 2011. The decrease in unrestricted cash is primarily due to cash used in operations.

Cash used in operating activities during the nine months ended September 30, 2012 was $4.3 million, compared to $22.2 million during the same period in 2011. The decrease in cash used in operations was primarily a result of reducing our cash expenses in the current year due to a decline in sales activity.

Cash used in investing activities during the nine months ended September 30, 2012 was $0.2 million compared to cash used in investing activities of approximately $1.3 million during the same period in 2011.

Cash provided by financing activities during the nine months ended September 30, 2011 was $0.7 million compared to $25.2 million provided by financing activities during the same period in 2011. The decrease is attributable to $25.1 million of debt and equity financing that occurred in the prior year, compared to $1.4 million in debt and equity financing that occurred during the current year.

We have incurred a net loss of $16.3 million for the nine months ended September 30, 2012, and $14.0 million for the year ended December 31, 2011, and have an accumulated deficit of $73.2 million as of September 30, 2012. Based on our operating plan, our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures and working capital requirements through December 31, 2012 without additional sources of cash.

In order to provide and preserve the necessary working capital to operate, we have successfully completed the following transactions in 2012:

•

Entered into an Exchange Agreement with Magna Group LLC (“Magna”), pursuant to which we agreed to issue to Magna convertible notes, in the aggregate principal amount of up to $4.6 million, in exchange for repayment of our Term Loan with Compass Horizon Funding Company, LLC.

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

Our plan to address the shortfall of working capital is to generate additional financing through a combination of sale of our equity securities, additional funding from our new short-term convertible debt financings, incremental product sales into new markets with advance payment terms and collection of outstanding past due receivables. We believe that we will be able to deliver on our plans, however, there are no assurances that we will be able to obtain any sources of financing on acceptable terms, or at all, increase product sales into new markets and collect outstanding past receivables.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on April 16, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued the following unregistered securities during the nine months ended September 30, 2012:

•	On August 14, 2012, we issued 50,000 shares of common stock valued at approximately $11,500 to a vendor for services rendered.

All of the offerings and sales above were deemed to be exempt under rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 8, 2012, the Company entered into amendments (the “Amendments”) to the Note Purchase Agreement with Hanover Holdings I, LLC, the (“NPA”) and the Exchange Agreement with Magna Group, LLC, the (“Exchange Agreement”). Pursuant to the Amendments, the Company shall issue upon conversion of the Notes issuable under the Exchange Agreement and the NPA, in the aggregate, no more than 19.99% of the common stock of the Company outstanding on the date of the Exchange Agreement and the NPA unless its shareholders shall have approved the transactions contemplated by the NPA and The Exchange Agreement.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Stock Purchase Agreement dated August 24, 2012 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on August 31, 2012).

10.2	Registration Rights Agreement Dated August 24, 2012 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on August 31, 2012).

10.3	Certificate of Designation filed with the Secretary of State on August 24, 2012 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on August 31, 2012).

10.4	Note Purchase Agreement dated October 15, 2012 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on October 19, 2012).

10.5	Form of Note issued pursuant to Note Purchase Agreement dated October 15, 2012 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on October 19, 2012).

10.6	Exchange Agreement dated October 15, 2012 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on October 19, 2012).

10.7	Form of Note issued pursuant to the Exchange Agreement dated October 15, 2012 (Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on October 19, 2012).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

101	XBRL (Extensible Business Reporting Language) The following materials from Cereplast Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of operations and other comprehensive loss, (iii) consolidated statement of cash flows, and (iv) the notes to the consolidated financial statements.

***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2012		CEREPLAST, INC.

	By:	/s/ Frederic Scheer
Frederic Scheer Chairman and Chief Executive Officer (Principal Executive Officer)