Form 10-K
period 2012-12-31
Cereplast Inc
filed 2013-04-16
CIK 1324759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2012 was approximately $5,218.665.

As of April 5, 2013, the Company had outstanding 332,681,674 Shares of Common Stock, $0.001 par value.

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

•

Cereplast Algae Plastic® resins. In October of 2009 we announced that we have been developing a new technology to transform algae into bioplastics and intend to launch a new resin family containing algae-based materials that will complement our existing line of resins. The first commercial product with Cereplast Algae Plastic® resin is now being produced and sold as part of our Sustainables resin family. We believe that it is important to enhance research on non-food crops as we expect a surge in demand in bioplastics in future years, thus potentially creating pressure on food crops. Algae are the first non-food crop project that we have introduced and our R&D department is contemplating the development of additional non-food crop based materials in future years. In March 2013 we announced the incorporation of a wholly owned subsidiary Algaeplast, Inc. This new company will serve as a vehicle to develop additional research on algae based plastic with the ultimate scope to create 100% algae based polymers.

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

Technology Leadership and Processing Expertise. We are a technology leader in the development of bio-based resins. As of December 31, 2012, our intellectual property includes 13 formulation patents and pending patent applications on a worldwide basis.

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

Business Strategy

Target High-Growth Segments with Commercial Products. We believe that bioplastics will continue to take market share from petroleum-based plastics as technologically advanced and commercially feasible alternatives are offered to consumers. In 2007, the compostable biodegradable bioplastic market was estimated to be greater than 540 million pounds. BCC Research estimates this market will grow to 1.2 billion pounds by the end of 2014, a compounded annual growth rate of 17%. We believe that the bioplastics market share will continue to grow rapidly as these resins become increasingly viable due to improving supply and performance characteristics, growing environmental concerns regarding petroleum-based plastics and future concerns regarding oil prices and supply uncertainty.

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

Expand manufacturing capabilities. We relocated all of our core manufacturing activities from Hawthorne, California (the “Hawthorne plant”) to the Seymour plant in March, 2010. Our Seymour plant is in close proximity to various raw material sources and provides an ideal platform for continued expansion. The combination of greater scale, enhanced manufacturing assets, improved logistics and lowered input costs (such as labor and electricity) dramatically improved operating costs and quality to competitive benchmark levels. A recent example of efficiency was the rail access that was installed by Franklin County and the City of Seymour in close proximity to our plant. Subsequent expansion plans will depend on growth in market demand, but the Seymour plant offers ample infrastructure for development of capacity to a level of 500 million pounds per annum. In 2011, we built an additional manufacturing line, which increased our annual production capacity to 66 million pounds. In mid-2011, we completed the purchase of an industrial plant in Cannara, Italy (the “Cannara plant”). We expected to build and establish a 125,000 square foot facility inside the

Cannara plant in two phases, with total per annum capacity of 220 million pounds of bioplastics resin production. The 2011/2012 economic recession in Europe put our plans on hold and we renegotiated with our lenders and our sellers the term of the sales to allow us for additional time to execute on the plan. At this stage the Company is in a holding pattern until more clarity comes from the overall Italian economic and political turmoil.

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

We manufacture our bio-based resins at our Seymour plant. Our Seymour plant is a 105,000 square foot leased facility located on 12.4 acres. This facility offers 14 truck loading docks and has access to rail service. With the 2010 start-up of continuous production at our Seymour plant and subsequent consolidation of all core manufacturing to this location, our manufacturing efficiency, quality and productivity was enhanced dramatically to competitive benchmark levels.

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

As of April 16, 2013, three lines have been installed with an aggregate name plate facility of about 66 million pounds (36,000 tons) annually. It is our plan to defer installation of additional lines until production requires additional capacity in Seymour.

Globalization

A necessary next step for us in our growth strategy was to strategically position ourselves with a headquarters in Europe followed by a manufacturing facility. We opened our European headquarters in Germany in order to provide our European clients with added service and better coordinate logistics between the U.S. and Europe. Shortly thereafter, we started establishing our bioplastic manufacturing plant in Italy with planned total estimated annual capacity of 100,000 tons or approximately 220 million pounds as compared to a capacity of 36,000 tons in our U.S. facility, which is also expandable. Our Italian plant development is however on hold until further positive development for the Company and from the overall economic and political situation in Italy.

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

Government Regulation

An array of new regulation continues to drive growth in the worldwide movement to ban the use of traditional plastic bags, including the following:

•

Effective January 1, 2011, Italy has banned the distribution of non-biodegradable plastic bags at shops and retail outlets. The Application Decree which enforces this legislation has been published in the Official Journal and sanctions for non-compliance will be enforced upon the effective date of May 27, 2013.

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

Research and Development

We have a well-developed research and development program that has enabled us to commercialize multiple grades and families of bio-based resins. Expenditures related to our research and development efforts were approximately $0.5 million in 2012 and $1.0 million in 2011.

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

Currently we have 67 trademark registrations or applications on file in the U.S. and abroad. We have filed for patent protection of our proprietary resin formulation technology in the U.S. and abroad and currently have been granted, have filed or licensed a total of 46 patents worldwide; a large number of the patent applications were abandoned in 2008 and 2009. As we continue to refine and develop additional bio-based resin formulation, we will actively seek patent protection. We can give no assurance that any such patent will be granted for our resin technology. We rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights.

Employees

We have a total of 16 full-time employees, broken down in the following functions: two in sales and marketing, two in research and development, five in production, logistics and quality control and seven in general and administrative functions. Among our staff, some employees hold Ph.D. or Masters Degrees in their respective fields. None of our employees are represented by a labor organization, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Item 1A.	Risk Factors

Risks Relating to Our Business

We have incurred net losses since inception.

We have a history of operating losses and have incurred significant net losses in each fiscal quarter since our inception. For the years ended December 31, 2012 and 2011, we had net revenues of $0.9 million and $20.3 million, respectively and incurred net losses of $30.2 million and $14.0 million, respectively.

We will need to generate significant additional revenue to achieve profitability. While management believes that we may achieve profitability in the second part of 2013, there can be no assurance that we will do so. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon numerous factors outside of our control, including the market acceptance of our bio-based resins, future cost trends for our key raw materials and competitive products and general economic conditions.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our consolidated financial statements as of December 31, 2012 were prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The current financial crisis in Europe (including concerns that certain European countries may default in payments due on their national debt) and the resulting economic uncertainty have adversely impacted and will continue to impact our operating results until economic conditions in Europe improve and the prospects of national debt defaults in Europe decline. We derive a significant portion of our revenues from customers in Europe, from whom we have experienced a decline in product sales since September 2011. If the European economies further weaken or slow, demand and pricing for our products may be depressed and our customers may reduce or postpone purchases of our products, which may in turn negatively affect our revenues and opportunities for profitability. Any loss of revenues from our major customers could materially affect our business. To the extent that these adverse economic conditions continue or worsen, our business will be negatively affected.

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

The current uncertainty in global economic conditions has negatively and could further affect our operating results.

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

Because our common stock is not listed on any national securities exchange, investors may find it difficult to buy and sell our shares.

In December 2012, we voluntarily withdrew the listing of our common stock from the NASDAQ Capital Market. Since such delisting, our common stock does not trade on any national securities exchange. Accordingly, investors may find it more difficult to buy and sell our shares than if our common stock was traded on a national securities exchange. Although our common stock is traded on the OTCQB, this market is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than the NASDAQ Capital Market or other national securities exchanges and quotes for stocks included on the OTCQB are not listed in the financial sections of newspapers. Therefore, shareholders may find it more difficult to sell, or to obtain accurate quotations, for our common stock.

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

Market Information

Our common stock is listed on OTCQB marketplace under the trading symbol “CERP.” Previously our common stock was quoted on the NASDAQ Capital Markets from April 12, 2010 to December 17, 2012. The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the NASDAQ and the OTCQB.

	2012		2011
	High	Low	High	Low
First Quarter ended March 31	$1.19	$0.62	$5.34	$4.36
Second Quarter ended June 30	$0.82	$0.20	$5.15	$4.16
Third Quarter ended September 30	$0.49	$0.18	$4.87	$2.80
Fourth Quarter ended December 31	$0.30	$0.02	$2.74	$0.80

Holders

As of April 5, 2013 there were approximately 137 record holders of our common stock, not counting shares held in “street name” in brokerage accounts which is unknown. As of April 5, 2013 there were 332,681,674 shares of our common stock issued and outstanding according to our transfer agent, Computershare.

Dividend Policy

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Recent Issuance of Unregistered Securities

We issued the following unregistered securities during the fiscal year ended December 31, 2012:

•	On November 20, 2012, we issued 61,644 shares of common stock valued at $9,000 for legal services.

We relied on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) of the Securities Act with respect to the foregoing issuance.

Equity Compensation Plan Information

As of December 31, 2012:

Plan Category	Number of shares to be issued upon exercise of outstanding options and warrants	Weighted- average exercise price of outstanding options and warrants	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	—	—	—
Equity Compensation Plan not approved by security holders	203,750	$5.62	34,375

Total	203,750	$5.62	34,375

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

The following selected financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report. The selected consolidated statements of operations data presented below for each of the years ended December 31, 2012, and 2011, and the consolidated balance sheet data at December 31, 2012 and 2011 are derived from our consolidated financial statements included elsewhere in this report. The selected consolidated statements of operations data for the years ended December 31, 2010, 2009 and 2008 and consolidated balance sheet data at December 31, 2010, 2009, and 2008 are derived from the audited consolidated financial statements not included in this report (in thousands).

	2012	2011	2010	2009	2008
Consolidated Statements of Operations Data:
Net revenues	$894	$20,256	$6,344	$2,739	$4,512
Cost of net revenues	975	18,223	5,247	2,401	4,432

Gross profit	(81)	2,033	1,097	338	80

Research and development	471	1,048	466	313	1,072
Selling, general and administrative	18,877	13,397	7,519	5,641	12,212

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(19,429)	(12,412)	(6,888)	(5,616)	(13,204)

OTHER EXPENSES
Restructuring and debt extinguishment costs	(954)	—	(586)	(449)	—
Loss on derivative liability	(1,800)	—	—	—	—
Interest income (expense), net	(7,979)	(1,590)	(15)	(8)	455

TOTAL OTHER EXPENSE, NET	(10,733)	(1,590)	(601)	(457)	455

Loss before income taxes	(30,162)	(14,002)	(7,489)	(6,073)	(12,749)
Income tax expense	—	—	—	—	—

NET LOSS	(30,162)	(14,002)	(7,489)	(6,073)	(12,749)
OTHER COMPREHENSIVE INCOME
Gain on Foreign Currency Translation	2	14	35	8	29

TOTAL COMPREHENSIVE LOSS	$(30,160)	$(13,988)	$(7,454)	$(6,065)	$(12,720)

Basic and diluted loss per share	$(1.16)	$(0.88)	$(0.64)	$(0.75)	$(0.05)

Weighted average shares outstanding basic and diluted:	25,975	15,989	11,779	8,044	6,644

	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Cash	$183	$3,940	$2,391	$1,306	$502
Working capital	(7,609)	17,555	5,161	1,021	540
Total assets	16,182	36,251	12,984	6,862	7,646
Long-term liabilities	11,096	20,052	2,119	9	40
Stockholders’ equity	(10,023)	9,698	6,889	5,181	5,363

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. Quantitative factors include customer’s past due balance, prior payment history, recent sales activity and days sales outstanding. Qualitative factors include macroeconomic environment, current product demand, estimated inventory levels and customer’s financial position. In certain cases, we may have access to repossess unsold products held at customer locations as recourse for payment defaults. The fair market value of these products are considered as potential recovery in estimating net losses from uncollectible accounts. On July 27, 2012, we entered into a Settlement Agreement with Colortec S.r.l. (“Colortec”) to resolve a dispute regarding unfair competition within the Italian market and our claims on outstanding accounts receivable balances. In exchange for renouncing our claim on outstanding accounts receivable from Colortec, we were granted access to recover unused containers of our products held by Colortec, valued at approximately $1.5 million. We have eliminated the outstanding accounts receivable balance due from Colortec in exchange for the value of inventory we recovered. We record an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote.

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market, and consist primarily of raw materials used in the manufacturing of bioplastic resins, finished bioplastic resins and finished goods. Inventories are assessed for recoverability through an ongoing review of inventory levels in relation to foreseeable demand, which is typically six to twelve months. We consider any quantities in excess of three years of inventory to be excessive due to the shelf life of our products. A significant qualitative factor used in our evaluation is the fact that polypropylene is a core ingredient to our bioplastic resin products. Polypropylene is a multi-billion dollar commodity market within the plastics industry, which provides us an active marketplace to monetize potential excess or obsolete inventory. Our foreseeable demand, which is based upon all available information, including sales forecasts, new product marketing plans and product life cycles, indicates that our current inventory on hand represents approximately 12-18 months of inventory. When the inventory on hand exceeds the foreseeable demand, we write down the value of those inventories which, at the time of our review, we expect to be unable to sell or return to the vendor. The amount of the inventory write down is the excess of historical cost over estimated realizable value. Once established, these write downs are considered permanent adjustments to the cost basis of the excess inventory.

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

Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider include:

•	Significant changes in the operational performance or manner of use of acquired assets or the strategy for our overall business,

•	Significant negative market conditions or economic trends, and

•	Significant technological changes or legal factors which may render the asset obsolete.

We evaluate long-lived assets based upon an estimate of future undiscounted cash flows. Recoverability of these assets is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset. An impairment loss is recognized when the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset. Future net undiscounted cash flows include estimates of future revenues and expenses which are based on projected growth rates. We continually use judgment when applying these impairment rules to determine the timing of the impairment tests, the undiscounted cash flows used to assess impairments and the fair value of a potentially impaired asset. The reasonableness of our judgment could significantly affect the carrying value of our long-lived assets.

During fiscal year 2012, we experienced a significant decline in sales volume due to liquidity and sales resource constraints, which we believe to be temporary. Our reduced production volume has not changed the manner in which we use our property and equipment, nor its physical condition. Our current estimate of future net undiscounted cash flows indicates that the carrying value of our long-lived assets is recoverable and therefore no impairment is indicated.

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

Derivative Financial Instruments

Our derivative financial instruments consist of embedded and free-standing derivatives related primarily to the convertibles notes. The embedded derivatives include the conversion features, and liquidated damages clauses in the registration rights agreement. The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The recorded value of all derivatives at December 31, 2012 totaled approximately $3.2 million. We did not carry any derivative financial instruments at December 31, 2011. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At December 31, 2012 derivatives were valued primarily using the Black-Scholes Option Pricing Model.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2012 COMPARED TO THE YEAR ENDED DECEMBER 31, 2011

Net Sales

Net sales for the year ended December 31, 2012 were approximately $0.9 million, compared to $20.3 million in the same period in 2011. The decrease in sales was due to transitioning significant resources and efforts toward recovery of past due accounts receivables from customers and minimizing any additional exposure to our accounts receivable credit risk. Our current period sales were primarily prepaid shipments of sample materials and nominal shipments to established existing customers with low risk credit limits.

Cost of Sales

Cost of sales is comprised of both fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenues. Cost of sales for the year ended December 31, 2012 were approximately $1.0 million, compared to $18.2 million for the same period in 2011. The decline in cost of sales is due to our lower variable manufacturing costs from our reduced sales volumes and the reclassification of fixed production overhead from cost of sales to selling, general and administrative expense due to extended period of abnormally low production volume experienced in 2012.

Gross Profit (Loss)

Gross profit (loss) for the year ended December 31, 2012 was approximately ($0.1) million, compared to $2.0 million for the same period in 2011. Our decline in gross profit was attributable to our decline in sales as stated above.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2012 were $0.5 million, compared to approximately $1.0 million for the same period in 2011. Our decrease in research and development expenses was primarily attributable to lower outside services costs related to our current projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2012 were $18.9 million, compared to $13.4 million for the same period in 2011. Our increase in sales, general and administrative expenses was primarily due to bad debt expense of $12.3 million in 2012, offset by reduced headcount and variable sales and marketing expenses due to lower sales volume in the current year.

Other Income and Expense, Net

Other income and expense, net for the year ended December 31, 2012 was ($10.7) million, as compared to ($1.6) million in the same period in 2011. The increase was primarily related to additional interest expense related to the issuance of our convertible debentures in May 2011, the impact from our Forbearance and Exchange Agreement with certain holders of our convertible debentures and the change in our derivative liability related to our warrants, short term convertible debt and preferred stock agreements.

Net Loss

Net loss for the year ended December 31, 2012 was $30.2 million, as compared to $14.0 million in the same period in 2011. As discussed above, our results were unfavorably impacted by our decrease in net sales.

LIQUIDITY AND CAPITAL RESOURCES

We require working capital to fund our operations, including payments to finance our research and development and expand sales and marketing, to purchase equipment, service indebtedness, satisfy lease obligations and execute on our business plan and growth strategy.

We had net unrestricted cash of $0.2 million at December 31, 2012 as compared to $3.9 million at December 31, 2011. The decrease in unrestricted cash is primarily due to cash used in operations, offset by financing provided through issuance of debt and equity securities.

Cash used in operating activities during the year ended December 31, 2012 was $5.5 million, compared to $24.8 million during the same period in 2011. The decrease in cash used in operations was primarily a result of reducing our cash expenses in the current year due to a decline in sales activity.

Cash used in investing activities during the year ended December 31, 2012 was $0.2 million compared to cash used in investing activities of approximately $7.9 million during the same period in 2011.

Cash provided by financing activities during the year ended December 31, 2012 was $1.9 million compared to $34.2 million provided by financing activities during the same period in 2011. The decrease is attributable to $25.1 million of debt and equity financing that occurred in the prior year, compared to $1.4 million in debt and equity financing that occurred during the current year.

We have incurred a net loss of $30.2 million for the year ended December 31, 2012, and $14.0 million for the year ended December 31, 2011, and have an accumulated deficit of $87.1 million as of December 31, 2012. Based on our operating plan, our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures and working capital requirements through December 31, 2013 without additional sources of cash.

In order to provide and preserve the necessary working capital to operate, we have successfully completed the following transactions in 2012:

•

Entered into a Stock Purchase Agreement with Ironridge Technology Co., a division of Ironridge Global IV, Ltd, (“Ironridge”) for the sale of up to $5.0 million in shares of convertible redeemable Series A Preferred Stock. Ironridge funded $0.5 million in exchange for 92 shares of Series A Preferred Stock.

•	Amended Venture Loan and Security Agreement with Compass Horizon Funding Company, LLC to provide an additional $0.4 million loan to fund operating expenses.

•

Entered into a Note Purchase Agreement (the “Hanover Purchase Agreement”) with Hanover Holding I, LLC (“Hanover”), pursuant to which Hanover agreed to purchase from the Company, and we agreed to sell to Hanover (subject to the terms and conditions set forth therein), an aggregate of $0.8 million of convertible promissory notes (the “Hanover Notes”). Hanover funded $0.3 million of the Hanover Notes in 2012.

•

Entered into an Exchange Agreement with Magna Group LLC (“Magna”), pursuant to which we agreed to issue to Magna convertible notes, in the aggregate principal amount of up to $4.6 million, in exchange for repayment of our Term Loan with Compass Horizon Funding Company, LLC. This Exchange Agreement was subsequently terminated and assumed by Ironridge.

•

Obtained a Forbearance Agreement on our semi-annual coupon payment due on June 1, 2012 with certain holders of our Senior Subordinated Notes to defer payment until December 1, 2012 and subsequently extended into January 2013.

•

Reduced future interest payments through executing an Exchange Agreement for $2.5 million with certain holders of our Senior Subordinated Notes for conversion of their Notes and accrued interest into shares at an exchange rate of one share of our common stock for each $1.00 amount of the Note and accrued interest.

•	Issued 84,959,270 shares of our common stock to an institutional investor in settlement of approximately $1.4 million of our outstanding accounts payable balances.

•	Completed a Registered Direct offering to issue 1,000,000 shares of common stock at $0.50 per share for gross proceeds of $0.5 million.

•	Obtained unsecured short-term convertible debt financing of $0.8 million with additional availability of approximately $0.6 million at the lender’s sole discretion.

•	Returned unused raw materials to our suppliers in exchange for refunds net of restocking charges of approximately $0.2 million.

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

Effective November 27, 2012, we entered into a Second Amendment (the “Amendment”) to the Loan Agreement. Pursuant to the Amendment, Horizon agreed to extend additional loans to us in the form of Loan C in the amount of $150,000 and Loan D in the amount of $250,000. The Amendment provides for a maturity date of April 4, 2013 and an annual rate of interest of 15% for Loans C and D.

The Amendment also amends other portions of the Loan Agreement to include Loans C and D and sets forth the terms governing repayment, interest rate and use of proceeds and conditions to funding such loans.

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

Pursuant to the terms of the Forbearance Agreement, certain of the holders agreed to forbear from exercising their rights to require us to pay accrued interest on June 1, 2012 until the earlier of December 1, 2012 or our failure to meet certain milestones. In addition, pursuant to the terms of the Forbearance Agreement, we agreed to amend the conversion rate of the Notes as set forth in the Indenture to provide for an effective conversion rate of $1.00. At December 31, 2012 the Notes were convertible into 10,000,000 shares of our common stock.

On January 3, 2013, we received a Notice of Event of Default from Wells Fargo Bank, National Association, the Trustee under the Indenture. The Notice was triggered by our failure to pay on December 1, 2012 pursuant to the terms of the Forbearance Agreements dated as of May 31, 2012 entered into with the holders of the Notes, interest in the amount of $332,500 that was due on June 1, 2012 (the “June 2012 Interest Payment”) and interest in the amount of $332,500 due on December 1, 2012 (the “December 2012 Interest Payment”). On January 25, 2013, the Holders of the Notes entered into a payment agreement with IBC Funds, LLC pursuant to which IBC agreed to purchase up to $2,000,000 of the principal amount of the Notes in tranches. In connection with the execution of the payment agreement, the Holders agreed to waive the Event of Default and forebear from exercising any of their rights and remedies under the Indenture in connection with our failure to make the June 2012 and December 2012 Interest Payments until the earlier of December 31, 2013 or the date IBC has failed to make payments as set forth in the Payment Agreement.

Mortgage Payable

Effective October 24, 2011, Cereplast Italia S.p.A (“Cereplast Italia”), our wholly owned subsidiary, completed its acquisition of an industrial plant and the real estate on which the industrial plant is located in Cannara, Italy. The Deed of Sale between Cereplast Italia and Societa Regionale Per Lo Sviluppo Economico Dell’Umbria — Sviluppumbria S.p.A, provided for an aggregate purchase price of approximately $6.5 million. The acquisition had previously been secured by a mortgage loan with Banca Monte Dei Paschi Di Sienna S.p.A for the principal of $4.5 million.

Effective October 25, 2012, Cereplast Italia renegotiated the terms of the acquisition of the industrial plant located in Cannara, Italy with Societa Regionale Per Lo Sviluppo Economico Dell’Umbria — Sviluppumbria S.p.A In connection with our renegotiation, the sale of the land was rescinded and Cereplast Italia retained the existing building, reducing the value of the purchase price to approximately $4.2 million. In exchange, Cereplast Italia rescinded the Mortgage loan with Banca Monte Dei Paschi Di Sienna S.p.A for the principal of $4.5 million in paying a limited rescission fee and cancelled all credit facility. Sviluppumbria S.p.A accepted to carry over a Note secured by the building, in amount of $3.2 million with an annual interest rate of 5.5%, until a new lender is secured. During that period of time Cereplast Italia agreed to negotiate the refurbishment of the building by a third party at no cost. Svilluppumprbia requested Cereplast Italia to represent a plan of development to occur within a longer period of time.

Preferred Stock

On August 24, 2012, we entered into a Stock Purchase Agreement (“SPA”) with Ironridge Technology Co., a division of Ironridge Global IV, Ltd, for the sale of up to $5 million in shares of convertible redeemable Series A Preferred Stock (“Series A Preferred Stock”) at a price of $10,000 per share of Series A Preferred Stock. The closing of the transactions contemplates the fulfillment of certain closing conditions. The initial closing with respect to the sale of 30 shares of Series A Preferred Stock occurred on August 24, 2012.

On August 24, 2012, we filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock (“Certificate of Designation”) with the Secretary of State of Nevada. The Certificate of Designation provides that the Series A Preferred Stock ranks senior with respect to dividend and rights upon liquidation to the Company’s common stock and junior to all existing and future indebtedness. Except as otherwise required by law, the Series A Preferred Stock shall have no voting rights. The Certificate of Designation provides for the payment of cumulative dividends at a rate of 2.5% per annum when and if declared by the Board of Directors in its sole discretion. Dividends and any Embedded Derivative Liability (as defined in the Certificate of Designation) may be paid in cash or free trading shares of the Company as provided in the Certificate of Designation.

Unless we have received the approval of the holders of a majority of the Series A Preferred Stock then outstanding, we shall not (i) alter or change adversely the powers, preferences or rights of the holders of the Series A Preferred Stock or alter or amend the Certificate of Designation; (ii) authorize or create any class of stock ranking senior as to distribution of dividends senior to the Series A Preferred Stock; (iii) amend its certificate of incorporation in breach of any provisions of the Certificate of Designation; increase the authorized number of Series A Preferred Stock; (iv) liquidate, or wind-up the business and affaires of the Corporation or effect any Deemed Liquidation Event, as defined in the Certificate of Designation.

Upon any liquidation, dissolution or winding up of the Company, after payment or provision for payment of debts and other liabilities of the Company, the holders of Series A Preferred Stock shall be entitled to receive, pari pasu with any distribution to the holders of Common Stock of the Company, an amount equal to $10,000 per share of Series A Preferred Stock plus any accrued and unpaid dividends.

Upon or after 18 years after the Issuance Date, the Corporation will have the right to redeem 100% of the Series A Preferred Stock at a price of $10,000 per share plus any accrued and unpaid dividends (the “Corporation Redemption Price”). We are also permitted to redeem the Series A Preferred Stock at any time after issuance as provided in the Certificate of Designation. The Certificate of Designation also provides for mandatory redemption if the Company determines to liquidate, dissolve or wind-up its business and affects or effect any Deemed Liquidation Event as such term is defined in the Certificate of Designation.

The Series A Preferred Stock may be converted into share of common stock of the Company at the option of the Company or the holder. In the event of a conversion by the Holder at a price per share equal to the sum of (a) the Corporation Redemption Price plus the Embedded Derivative Liability (as defined in the Certificate of Designation) less any dividends paid, multiplied by (b) the number of shares being converted, divided by (c) the conversion price of $0.25.

Contractual Obligations

Our material contractual obligations for the next five years and thereafter as of December 31, 2012, are as follows (in thousands):

Obligation	Total	2013	2014	2015	2016	2017	Thereafter
Loans Payable and Long-Term Debt (1)	$19,962	$2,075	$1,023	$176	$12,689	$189	$3,810
Interest payments (2)	6,825	1,485	1,246	1,203	749	296	1,846
Operating Leases (3)	2,070	486	491	396	324	324	49
Capital Leases (4)	245	82	64	51	48	—	—

Total	$29,102	$4,128	$2,824	$1,826	$13,810	$809	$5,705

(1)	The interest payment amounts above include the fixed interest rate payments for the Credit Agreement with Wells Fargo and an estimated interest rate payment on the variable rate IRB based on the five year historical interest rate average for the Municipal Swap Index plus 20 basis points plus the letter of credit and remarketing fees of 62.5 basis points resulting in an estimated rate of 2.515%.
(2)	Interest related to all obligations except operating leases.
(3)	Related to rental expenses at El Segundo, CA, Seymour, IN and Bönen, Germany facilities.
(4)	Principal only reported; the related interest is included in the Interest Expense line.

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

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting (“ICFR”) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of our chief executive officer and chief financial officer, concluded that, as of December 31, 2012, our ICFR were ineffective due to a material weakness existing in our internal controls as of December 31, 2012.

A material weakness is a deficiency, or a combination of deficiencies in ICFR such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses would permit information required to be disclosed by us in the reports that we file or submit to not be recorded, processed, summarized and reported, within the time period specified in the Securities Exchange Commission’s rules and forms.

As a result of our assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2012, our ICFR was not effective due to the existence of the following material weakness:

Inadequate Reviews to Ensure Complex Accounting Transactions and Foreign Subsidiary Balances are Accurately Recorded in Accordance with U.S. Generally Accepted Accounting Principles (“GAAP”): Due to our liquidity situation, we did not have adequate staffing of trained accounting personnel with appropriate expertise in U.S. GAAP to ensure that certain complex material and non-routine transactions are properly reflected in our financial statements. Consequently, we may not anticipate and identify accounting issues, or other risks critical to financial reporting, that could materially impact the consolidated financial statements.

Remediation Activities. We will begin to implement remediation steps outlined below to eliminate the material weakness identified.

Inadequate Reviews to Ensure Complex Accounting Transactions and Foreign Subsidiary Balances are Accurately Recorded in Accordance with U.S. GAAP: We have engaged a consulting firm to provide review and analysis for complex transactions and technical accounting research to ensure transactions are properly recorded in compliance with U.S. GAAP. In addition, we are seeking to hire additional staff with greater knowledge of U.S. GAAP both in the U.S. and our foreign operations as well as engaging selected third parties to improve the accuracy of our financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During 2012, we initiated the steps outlined above under “Remediation Activities” to improve the quality of our ICFR.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officer and Corporate Governance

Our directors and executive officers are as follows:

Name	Age	Position
Frederic Scheer	58	CEO, Founder and Chairman of the Board of Directors
Michael Okada	45	Senior Vice President and CFO
Mark Barton	54	Senior Vice President, Operations
Kelvin Okamoto	53	Senior Vice President and CTO
Jacques Vincent	66	Director
Craig Peus	40	Director
Franklin Hunt	63	Director
Paul Pelosi	44	Director

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

MICHAEL OKADA, our Senior Vice President and Chief Financial Officer since February, 2013, joined Cereplast as Vice President and Corporate Controller in April 2011. From June, 2009 through February, 2011, Mr. Okada served as Vice President, Finance and Corporate Controller of Mindspeed Technologies, Inc. (MSPD – NasdaqGS), a fabless semiconductor company based in Newport Beach, CA. Mr. Okada served as Interim Vice President of Financial Reporting from September, 2008 through April, 2009 of American Apparel, Inc. (APP – Amex), a publicly traded vertically integrated apparel company. Mr. Okada also served as Chief Financial Officer and Treasurer of ExtruMed, LLC, a medical device component manufacturer, from May, 2007 through August, 2008. Mr. Okada holds a Bachelor of Science degree in Accounting from Santa Clara University and is a Certified Public Accountant licensed in the state of California.

MARK BARTON, joined Cereplast as Senior Vice President Manufacturing in July 2008. Mr. Barton leads overall manufacturing operations. With over 25 years of successful plastic compounding industry experience, most recently as Vice President of Toray Resin Company, Mr. Barton has held a succession of resin manufacturing leadership positions. Under Mr. Barton’s leadership, Toray Resin’s engineering resin compounding operations became an industry leader, achieving registrations of ISO 9001/TS16949 for quality systems, ISO 14001 for environmental systems and receiving the Toray Industries, Presidents Award in 2006 for overall performance and achievement. Mr. Barton’s experience includes championing successful lean manufacturing and continuous improvement systems in resin compounding operations. Mr. Barton holds a Bachelor of Science degree in Management Science/Business Administration from Franklin University in Columbus, Ohio.

KELVIN OKAMOTO, our Senior Vice President and Chief Technology Officer since April, 2011, joined Cereplast as Senior Vice President Research & Development in December, 2010. Dr. Okamoto brings 20 plus years of research and development experience in the plastics and packaging industries to his role as Chief Technology Officer. Prior to joining Cereplast, he served as Manager of Materials Engineering and Manager of Materials Engineering for Solo Cup Operating Corp. Dr. Okamoto’s career has included positions as an Intellectual Property Consultant, Chief Engineer at Taylor-Made-Adidas, Director of Intellectual Property at Trexel, Inc., Materials Development Manager at Pactiv, Group Leader-Structural Plastics Product Development and Research Chemist at Himont USA (presently Lyondell Basell) and Staff Chemist at GE Corporate Research and Development. Dr. Okamoto has been affiliated with the American Chemical Society, ASTM, National Association of Patent Practitioners and the Society of Plastic Engineers, where he has held a number of elected positions. Dr. Okamoto holds a Ph.D. in Chemistry from Cornell University and a Bachelor of Science degree in Chemistry from Stanford University.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company’s securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2012, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that: certain employees who received stock in exchange for services did not timely file Form 4s. The transactions have since been reported on Form 5s filed by each of the foregoing.

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

The following table sets forth the cash compensation (including cash bonuses) paid and equity awards granted by us for years ended December 31, 2012 and 2011 to our Chief Executive Officer and our most highly compensated officers other than the Chief Executive Officer at December 31, 2012 whose total compensation exceeded $100,000.

Name & Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Frederic Scheer,	2012	336,077	—	—	—	—	—	12,500	348,577
Chief Executive Officer	2011	513,218	401,000	97,330	—	—	—	12,100	1,023,648
Michael Okada(3)	2012	152,308	—	—	—	—	—	—	152,308
SVP, Chief Financial Officer
Heather Sheehan(4)	2012	42,417	—	14,833	—	—	—	1,300	58,550
Former Chief Financial Officer	2011	180,000	—	28,246	230,467	—	—	57,800	496,513
Mark Barton	2012	180,000	9,000	9,000	—	—	—	—	198,000
SVP, Operations	2011	178,846	—	18,488	230,467	—	—	—	427,801
Kelvin Okamoto	2012	200,00	10,000	10,000	—	—	—	—	220,000
SVP, Chief Technology Officer	2011	173,077	—	47,479	—	—	—	—	220,556

(1)

Bonus paid in 2011 was approved by our Board of Directors, as recommended by the Compensation Committee for growth initiatives and accomplishments achieved throughout the duration of the 5 year term of Mr. Scheer’s expiring Employment Agreement.

(2)	Other compensation comprises payments made of salary amounts voluntarily deferred from a prior year in 2010 and 2011, as well as auto allowances in 2011.
(3)

Mr. Okada was appointed as our Interim Chief Financial Officer effective on February 10, 2012. Mr. Okada was subsequently appointed as Senior Vice President, Chief Financial Officer on February 5, 2013.

(4)	Ms. Sheehan joined the Company on August 16, 2010 and resigned as our Chief Financial Officer effective on February 29, 2012.

DIRECTOR COMPENSATION

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year end December 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jacques Vincent	—	—	—	—	—	—	—
Paul Pelosi	—	—	—	—	—	—	—
Craig Peus	—	—	—	—	—	—	—
Frank Hunt	—	—	—	—	—	—	—

During the year ended December 31, 2012, our independent directors did not receive any shares of restricted Cereplast stock.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of April 15, 2013. The information in this table provides the ownership information for:

•	each person known by us to be the beneficial owner of more than 5% of our Common Stock;

•	each of our directors;

•	each of our executive officers; and

•	our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common stock beneficially owned and percentage ownership is based on 332,681,674 shares outstanding on April 5, 2013, and assuming the exercise of any options or warrants or conversion of any convertible securities held by such person, who are presently exercisable or will become exercisable within 60 days after April 5, 2013

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Frederic Scheer (1)	2,903,784	*
Mark Barton	69,614	*
Kelvin Okamoto	32,423	*
Michael Okada	12,565	*
Jacques Vincent	38,500	*
Craig Peus	15,000	*
Franklin Hunt	12,500	*
Paul Pelosi, Jr.	—	*

All officers and directors as a group	3,084,386	*

*	Less than one percent

(1)	Mr. Scheer beneficially owns such shares jointly with his wife, Jocelyne Scheer and through their private foundation The Frederic & Jocelyne Scheer Foundation.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

The following table sets forth all fees we incurred in connection with professional services rendered by HJ Associates & Consultants, LLP during the years ended December 31, 2012, and 2011:

Fee Type	2012	2011
Audit Fees	$107,500	$96,400
Tax Fees	3,200	2,100
All Other Fees	—	—

	$110,700	$98,500

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

The Audit Committee has determined that the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15.	Exhibits Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedule

See Index to Consolidated Financial Statements

Exhibit Number	Description

3.1	Articles of Incorporation. (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated July 5, 2005.)

3.2	Certificate of Amendment to the Articles of Incorporation dated February 26, 2003 (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated July 5, 2005.)

3.3	Certificate of Amendment to the Articles of Incorporation dated July 19, 2004 (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated July 5, 2005.)

3.4	Certificate of Amendment to the Articles of Incorporation dated March 18, 2005 (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated July 5, 2005.)

3.5	Certificate of Amendment to the Articles of Incorporation filed January 6, 2010 ((Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on January 8, 2010)

3.6	Bylaws (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated July 5, 2005.)

3.7	Amendment to Bylaws (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on December 28, 2009)

4.1	Form of Subscription Agreement used in connection with private offering dated April 2005 (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 26, 2005)

4.2	Stock Option Plan (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 26, 2005)

4.3	Form of Placement Agent Warrant issued to Ladenburg Thalmann & Co. Inc. (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on June 15, 2010)

4.4	Form of Warrant pursuant to the Securities Purchase Agreement dated June 9, 2010. (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on June 15, 2010)

4.5	Form of Warrant issued pursuant to the Venture Loan and Security Agreement by and between Compass Horizon Funding Company, LLC and Cereplast, Inc. dated as December 21, 2010. (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on December 22, 2010)

4.6	Indenture dated as of May 24, 2011 (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on May 24, 2011)

4.7	Global Note issued pursuant to the Indenture dated as of May 24, 2011. (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on May 24, 2011)

4.8	Form of Warrant issued to the subscribers (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on November 15, 2011)

10.1	Sale and Purchase Agreement entered between the Company and Cargill Dow LLC (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 26, 2005)

10.2	Letter re: Termination of Periodic Equity Investment Agreement dated December 8, 2008 (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on February 19, 2010)

10.3	Lease between Continental Grand I, L.P. and Cereplast, Inc. dated December 31, 2009 (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on January 6, 2010)

10.4	Form of Securities Purchase Agreement entered into between Cereplast, Inc. and certain investors in March 2010 (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on March 26, 2010)

10.5	Form of Securities Purchase Agreement dated June 9, 2010, entered into between Cereplast, Inc. and each investor in the Offering (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on June 15, 2010)

10.6	Placement Agent Agreement between Cereplast, Inc. and Ladenburg Thalmann & Co. Inc. (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on June 15, 2010)

Exhibit Number	Description

10.7	Venture Loan and Security Agreement by and between Compass Horizon Funding Company, LLC and Cereplast, Inc. dated as December 21, 2010. (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on December 22, 2010)

10.8	Securities Purchase Agreement dated as of January 26, 2011 by and among Cereplast, Inc. and the investors party thereto. (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on February 1, 2011)

10.9	Securities Purchase Agreement dated as of May 18, 2011 by and among Cereplast, Inc. and the investors party thereto. (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on May 19, 2011)

10.10	Waiver to Venture Loan and Security Agreement dated May 18, 2011. (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on May 24, 2011)

10.11	Amended and Restated Agreement by and between Cereplast, Inc. and Frederic Scheer effective as of August 1, 2011. (Incorporated by reference to the registrant’s quarterly report on Form 10-Q filed with the SEC on August 15, 2011)

10.12	Placement Agent Agreement, dated November 10, 2011, among the Company, Lazard Capital Markets LLC and Ardour Capital Investments, LLC (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on November 15, 2011)

10.13	Form of Subscription Agreement between the Company and each of the investors signatories thereto. (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on November 15, 2011)

10.14	Indemnification Agreement between Cereplast, Inc. and Michael Okada dated as of February 13, 2012 (Incorporated by reference to the registrants annual report on Form 10-K filed with the SEC on April 16, 2012).

10.15	Form of Subscription Agreement between the Company and each of the investor signatory thereto (Incorporated by reference to the registrant’s annual report on Form 10-K filed with the SEC on May 1, 2012).

10.16	First Amendment of Venture Loan and Security Agreement dated as May 1, 2012 (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on June 29, 2012)

10.17	Amended and Restated Secured Promissory Note (Loan A) (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on July 5, 2012)

10.18	Amended and Restated Secured Promissory Note (Loan B) (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on July 5, 2012)

10.19	Amended and Restated Common Stock Purchase Warrant (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on July 5, 2012)

10.20	Common Stock Purchase Warrant (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on July 5, 2012)

10.21	Form of Exchange Agreement (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on August 9, 2012)

10.22	Stock Purchase Agreement (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on August 30, 2012)

10.23	Registration Rights Agreement dated August 24, 2012 (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on August 30, 2012)

10.24	Note Purchase Agreement dated October 15, 2012 (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on October 19, 2012).

10.25	Form of Hanover Note (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on October 19, 2012).

10.26	Exchange Agreement dated October 15, 2012. (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on October 19, 2012).

10.27	Form of Magna Note (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on October 19, 2012).

10.28	First Amendment to Note Purchase Agreement dated November 8, 2012 by and between Cereplast, Inc. and Hanover Holdings I, LLC. (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on November 15, 2012).

Exhibit Number	Description

10.29	First Amendment to Exchange Agreement dated November 8, 2012 by and between Cereplast, Inc. and Magna Group, LLC. (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on November 15, 2012).

10.30	Amendment to Stock Purchase Agreement, dated January 2, 2013, between the Company and Ironridge (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on January 8, 2013).

10.31	Amendment to Registration Rights Agreement, dated January 2, 2013, between the Company and Ironridge. (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on January 8, 2013).

10.32	Waiver Agreement, dated September 28, 2012, between the Company and Ironridge (Incorporated by reference to the registrant’s registration statement on Form S-1/A filed with the SEC on January 25, 2013).

10.33	Waiver Agreement, dated October 8, 2012, between the Company and Ironridge (Incorporated by reference to the registrant’s registration statement on Form S-1/A filed with the SEC on January 25, 2013).

10.34	Purchase Agreement dated as of January 25, 2013 between the Holders of the Company’s 7% Convertible Senior subordinated Notes due 2016 and IBC Funds LLC (Filed herewith)

10.35	Employment agreement between Michael Okada and Cereplast, Inc. dated February 5, 2013 (Filed herewith).

14.1	Code of Ethics (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated July 5, 2005.)

21.1	Subsidiaries (Incorporated by reference to the registrant’s report on Form 10-K filed with the SEC on April 16, 2012)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned on April 16, 2012, thereunto duly authorized.

CEREPLAST, INC.

Dated: April 16, 2013	By:	/s/ Frederic Scheer
Frederic Scheer
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: April 16, 2013	By:	/s/ Michael Okada
Michael Okada
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2013	By:	/s/ Frederic Scheer
Frederic Scheer,
(Principal Executive Officer)

Dated: April 16, 2013	By:	/s/ Craig Peus
Craig Peus, Director

Dated: April 16, 2013	By:	/s/ Frank Hunt
Franklin Hunt, Director

Dated: April 16, 2013	By:	/s/ Jacques Vincent
Jacques Vincent, Director

Dated: April 16, 2013	By:	/s/ Paul Pelosi
Paul Pelosi, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Cereplast, Inc.

El Segundo, California

We have audited the accompanying consolidated balance sheets of Cereplast, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and other comprehensive income, stockholders’ equity (deficit) and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cereplast Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered significant recurring losses, has a significant accumulated deficit, and has insufficient working capital to fund planned operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP

Salt Lake City, Utah

April 16, 2013

CEREPLAST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares data)

	December 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$183	$3,940
Accounts Receivable, Net	149	14,744
Inventory, Net	6,941	4,406
Prepaid Expenses and Other Current Assets	227	966

Total Current Assets	7,500	24,056

Property and Equipment
Property and Equipment	11,601	13,752
Accumulated Depreciation and Amortization	(4,004)	(3,151)

Property and Equipment, Net	7,597	10,601

Other Assets
Restricted Cash	43	43
Deferred Loan Costs	750	1,321
Intangible Assets, Net	245	183
Deposits	47	47

Total Other Assets	1,085	1,594

Total Assets	$16,182	$36,251

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$803	$1,813
Accrued Expenses	3,663	2,760
Capital Leases, Current Portion	85	73
Loan Payable, Current Portion (net of discount of $148)	5,978	1,855
Convertible Subordinated Notes, Current Portion (net of discount of $451)	891	—
Derivative Liability	3,189	—
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; 92 and 0 shares issued and Outstanding at December 31, 2012 and December 31, 2011, respectively	500	—

Total Current Liabilities	15,109	6,501

Long-Term Liabilities
Loan Payable, (net of discount of $50)	923	7,307
Convertible Subordinated Notes	10,000	12,500
Capital Leases, Long-Term	173	245

Total Long-Term Liabilities	11,096	20,052

Total Liabilities	26,205	26,553

Equity
Shareholder’s Equity
Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 63,463,659 and 18,933,139 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	63	19
Additional Paid in Capital	76,919	66,524
Accumulated Deficit	(87,097)	(56,935)
Accumulated Other Comprehensive Income	88	86

Total Shareholder’s Equity	(10,027)	9,694
Noncontrolling Interests	4	4

Total Shareholders’ Equity	(10,023)	9,698

Total Liabilities and Shareholders’ Equity	$16,182	$36,251

See accompanying notes to consolidated financial statements.

CEREPLAST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(In thousands, except per share data)

	Year ended
	December 31, 2012	December 31, 2011
GROSS SALES	$911	$20,893
Sales Discounts, Returns and Allowances	(17)	(637)

NET SALES	894	20,256

COST OF SALES	975	18,223

GROSS PROFIT	(81)	2,033

Research and Development	471	1,048
Selling, General and Administrative	18,877	13,397

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(19,429)	(12,412)

OTHER EXPENSES
Loss on Debt Extinguishment	(954)	—
Loss on Derivative Liability	(1,800)	—
Interest and Other Income	18	—
Interest Expense, Net	(7,997)	(1,590)

TOTAL OTHER EXPENSE, NET	(10,733)	(1,590)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(30,162)	(14,002)

Provision for Income Taxes	—	—

NET LOSS	(30,162)	(14,002)

OTHER COMPREHENSIVE INCOME

Gain on Foreign Currency Translation	2	14

TOTAL COMPREHENSIVE LOSS	$(30,160)	$(13,988)

BASIC AND DILUTED LOSS PER SHARE	$(1.16)	$(0.88)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	25,975,227	15,989,397

See accompanying notes to consolidated financial statements.

CEREPLAST, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY AND COMPREHENSIVE INCOME

(in thousands, except share data)

			Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income	Total
	Common Stock
	Shares	Amount
Balance, December 31, 2010	12,992,195	$13	$49,737	$(42,933)	$72	$6,889

Issuance of common stock under a private placement	5,721,500	6	15,699	—	—	15,705
Issuance of common stock for employee compensation	130,882	—	489	—	—	489
Issuance of common stock for Board member services	37,500	—	185	—	—	185
Issuance of common stock for settlement agreements	4,062	—	20	—	—	20
Issuance of common stock for vendor services	12,000	—	59	—	—	59
Issuance of common stock from warrant exercise	35,000	—	155	—	—	155
Compensation expense related to stock option plan	—	—	180	—	—	180
Net loss for the year ended December 31, 2011	—	—	—	(14,002)	—	(14,002)
Gain on foreign currency translation	—	—	—	—	14	14

Balance, December 31, 2011	18,933,139	19	66,524	(56,935)	86	9,694

Issuance of common stock under a private placement	1,000,000	1	487	—	—	488
Issuance of common stock for employee compensation	84,478	—	88	—	—	88
Issuance of common stock for vendor services	111,644	—	20	—	—	20
Issuance of common stock pursuant to settlement agreements	27,234,587	27	1,233	—	—	1,260
Issuance of common stock pursuant to exchange agreements	16,099,811	16	4,012	—	—	4,028
Forbearance of coupon interest on Convertible Notes	—	—	4,403	—	—	4,403
Warrant issued in connection with debt modification	—	—	149	—	—	149
Compensation expense related to stock option plan	—	—	66	—	—	66
Issuance costs for Registration Statement on Form S-1	—	—	(63)	—	—	(63)
Net loss for the year ended December 31, 2012	—	—	—	(30,162)	—	(30,162)
Gain on foreign currency translation	—	—	—	—	2	2

Balance, December 31, 2012	63,463,659	$63	$76,919	$(87,097)	$88	$(10,027)

See accompanying notes to consolidated financial statements.

CEREPLAST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except shares data)

	Year Ended
	December 31, 2012	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(30,162)	$(14,002)
Adjustment to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Amortization	874	944
Reserve for Inventory Obsolescence	(31)	229
Allowance for Doubtful Accounts	12,279	5,338
Common Stock Issued for Services, Salaries and Wages	185	912
Amortization of Loan Discount	5,698	76
Impairment of Intangible Assets	—	61
Extinguishment of Convertible Debt	954	—
Loss on Derivative Liability	1,800	—
Changes in Operating Assets and Liabilities
Accounts Receivable	530	(14,797)
Deferred Loan Costs	710	361
Inventory	671	(3,243)
Deposits	—	(29)
Prepaid Expenses and Other Current Assets	319	(896)
Restricted Cash	—	—
Accounts Payable	(219)	(1,246)
Accrued Expenses	939	1,530

NET CASH USED IN OPERATING ACTIVITIES	(5.453)	(24,762)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property, Equipment and Intangibles	(182)	(7,918)
Proceeds from Sale of Equipment	15

NET CASH USED IN INVESTING ACTIVITIES	(167)	(7,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Leases	(60)	(47)
Proceeds from Capital Leases	—	356
Noncontrolling Interest Activities	—	4
Payments on Notes and Loan Payable	(366)	(145)
Proceeds from Loan Payable, Net of Loan Costs	400	6,962
Proceeds from Convertible Subordinated Notes, Net of Issuance Costs	1,050	11,225
Proceeds from Issuance of Common Stock and Subscriptions, Net of Issuance Costs	400	15,860
Proceeds from Issuance of Preferred Stock, Net of Issuance Costs	437	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,861	34,215

FOREIGN CURRENCY TRANSLATION	2	14

NET (DECREASE) INCREASE IN CASH	(3,757)	1,549
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,940	2,391

CASH AND CASH EQUIVALENTS, END OF PERIOD	$183	$3,940

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year For:
Interest	$700	$1,025
Income Taxes	$—	$—

During the year ended December 31, 2012, the Company issued 1,000,000 shares of common stock in exchange for net proceeds of $488 under a private placement.

During the year ended December 31, 2011, the Company issued 5,721,500 shares of common stock in exchange for net proceeds of $15,860 under a private placement.

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

During the year ended December 31, 2012, the Company issued 84,478 shares valued at $88 for services to employees, issued 111,644 shares valued at $20 for prepaid services, issued 27,234,587 shares valued at $1,260 for a settlement agreement and issued 16,099,811 shares valued at $4,028 for an exchange agreement. The Company also recognized $66 of expense related to vesting of employee stock options for the same period.

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

Cash

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. At various times throughout the year, we may have exceeded federally insured limits. At December 31, 2012 and December 31, 2011, balances in our cash accounts exceeded federally insured limits of $0.25 million by approximately $0 and $3.4 million, respectively. We have not experienced any losses in such accounts and we do not believe we are exposed to any significant credit risk on cash and cash equivalents.

Concentration of Credit Risk

We had unrestricted cash totaling $0.2 million and $3.9 million at December 31, 2012 and December 31, 2011, respectively. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We actively monitor changes in interest rates.

Going Concern

We have incurred a net loss of $30.2 million for the year ended December 31, 2012, and $14.0 million for the year ended December 31, 2011, and have an accumulated deficit of $87.1 million as of December 31, 2012. Based on our operating plan, our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures and working capital requirements through December 31, 2013 without additional sources of cash. This raises substantial doubt about our ability to continue as a going concern.

Our plan to address the shortfall of working capital is to generate additional financing through a combination of refinancing existing credit facilities, incremental product sales and raising additional debt and equity financing. We are confident that we will be able to deliver on our plans, however, there are no assurances that we will be able to obtain any sources of financing on acceptable terms, or at all.

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

Restricted Cash

We had restricted cash in the amount of approximately $43,000 on December 31, 2012 and 2011. The restricted cash amount consists of a “Certificate of Deposit” which supports a “Letter of Credit” for a leased facility.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments as of December 31, 2012 and 2011, which include cash, accounts receivable, unbilled receivable, accounts payable, accrued expenses, loans payable and convertible subordinated notes approximate their fair values due to the short-term nature of these instruments.

Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. Quantitative factors include customer’s past due balance, prior payment history, recent sales activity and days sales outstanding. Qualitative factors include macroeconomic environment, current product demand, estimated inventory levels and customer’s financial position. In certain cases, we may have access to repossess unsold products held at customer locations as recourse for payment defaults. The fair market value of these products are considered as potential recovery in estimating net losses from uncollectible accounts. We record an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was approximately $15.0 million and $5.4 million as of December 31, 2012 and 2011, respectively.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or market and consist primarily of raw materials used in the manufacturing of bioplastic resins, finished bioplastic resins and finished goods. Inventories are reviewed for excess and obsolescence and a reserve is established accordingly. For the years ended December 31, 2012, and 2011, inventories consisted of the following (in thousands):

	2012	2011
Raw Materials	$1,950	$2,565
Bioplastic Resins	5,082	1,959
Finished Goods	42	42
Packaging Materials	66	69
Work In Process	—	—
Obsolescence Reserve	(199)	(229)

Inventories, Net	$6,941	$4,406

Property and Equipment

Property and equipment are stated at cost, and depreciation is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are between five and seven years. Repairs and maintenance expenditures are charged to expense as incurred. Property and equipment consist of the following (in thousands):

	2012	2011
Equipment	$5,732	$5,434
Building	4,218	5,906
Land	—	32
Construction In Progress	1,255	1,743
Auto	12	37
Furniture and Fixtures	297	327
Leasehold Improvements	87	273

	11,601	13,752
Accumulated Depreciation	(4,004)	(3,151)

Property and Equipment, Net	$7,597	$10,601

Intangible Assets

Intangible assets are stated at cost and consist primarily of patents and trademarks. Amortization is computed on the straight-line method over the estimated life of these assets, estimated to be between five and fifteen years. Intangible assets consist of the following (in thousands):

	2012	2011
Intangible Assets	$294	$222
Accumulated Amortization	(49)	(39)

Intangible Assets, Net	$245	$183

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

Impairment of Long-Lived Assets.

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider include:

•	Significant changes in the operational performance or manner of use of acquired assets or the strategy for our overall business,

•	Significant negative market conditions or economic trends, and

•	Significant technological changes or legal factors which may render the asset obsolete.

We evaluate long-lived assets based upon an estimate of future undiscounted cash flows. Recoverability of these assets is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset. An impairment loss is recognized when the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset. Future net undiscounted cash flows include estimates of future revenues and expenses which are based on projected growth rates. We continually use judgment when applying these impairment rules to determine the timing of the impairment tests, the undiscounted cash flows used to assess impairments and the fair value of a potentially impaired asset. The reasonableness of our judgment could significantly affect the carrying value of our long-lived assets.

During fiscal year 2012, we experienced a significant decline in sales volume due to liquidity and sales resource constraints, which we believe to be temporary. Our reduced production volume has not changed the manner in which we use our property and equipment, nor its physical condition. Our current estimate of future net undiscounted cash flows indicates that the carrying value of our long-lived assets is recoverable and therefore no impairment is indicated.

Comparative Figures

Certain of the prior year figures have been reclassified to conform to the presentation adopted in the current year.

3. CAPITAL STOCK

Capital Stock Issued

During the year ended December 31, 2012, we issued shares of common stock as follows:

•

In a private placement transactions made in reliance upon an exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act, we issued 1,000,000 shares of common stock for net cash proceeds of $0.5 million.

•

We issued 196,122 shares of restricted common stock valued at $0.1 million to various employees and third parties for services rendered during the period. We issued 27,234,587 shares of common stock valued at $1.2 million pursuant to settlement agreements.

•	We issued 16,099,811 shares of common stock valued at $4.0 million pursuant to exchange agreements.

During the year ended December 31, 2011, we issued shares of common stock as follows:

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

Valuation Assumptions for Stock Options

During the year ended December 31, 2011, we granted options to our employees to purchase an aggregate of 300,000 shares of our common stock, with estimated total grant-date fair values of $0.7 million. We estimate that stock-based compensation for awards not expected to be exercised is $0.2 million. During the years ended December 31, 2012 and 2011, we recorded stock-based compensation related to stock options of $66,000 and $0.2 million, respectively. The grant date fair value was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and the following assumptions:

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

Stock Option Activity

Under the 2004 Employee Stock Option Plan adopted by our board of directors (the “Plan”), our board of directors may issue incentive and non-qualified stock options to our employees. Options granted under the Plan generally expire at the end of five or ten years and vest in accordance with a vesting schedule determined by our board of directors, usually over three years from the grant date. As of December 31, 2012, we have 34,375 shares available for future grants under the Plan. We settle stock option exercises with newly issued shares of our common stock (in thousands except, per share data):

	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	373	$8.65	73	$22.40
Granted at fair value	—	—	300	5.31
Exercised	—	—	—	—
Cancelled/forfeited	(169)	12.26	—	—

Outstanding—end of year	204	5.62	373	8.65

Options exercisable at year-end	84	$6.08	133	$14.69

The following table summarizes information about stock options as of December 31, 2012 (in thousands, except per share data):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
$0.00 - $5.31	200	$5.31	8.16	—	80	$5.31	8.16	—
$5.32 - $22.40	4	22.40	1.92	—	4	22.40	1.92	—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $0.02 at December 31, 2012 which would have been received by the option holders had all option holders exercised their options as of that date.

Preferred Stock

On August 24, 2012, we entered into a Stock Purchase Agreement (“SPA”) with Ironridge Technology Co., a division of Ironridge Global IV, Ltd, for the sale of up to $5 million in shares of convertible redeemable Series A Preferred Stock (“Series A Preferred Stock”) at a price of $10,000 per share of Series A Preferred Stock. The closing of the transactions contemplates the fulfillment of certain closing conditions. The initial closing with respect to the sale of 30 shares of Series A Preferred Stock occurred on August 24, 2012.

On August 24, 2012, we filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock (“Certificate of Designation”) with the Secretary of State of Nevada. The Certificate of Designation provides that the Series A Preferred Stock ranks senior with respect to dividend and rights upon liquidation to the Company’s common stock and junior to all existing and future indebtedness. Except as otherwise required by law, the Series A Preferred Stock shall have no voting rights. The Certificate of Designation provides for the payment of cumulative dividends at a rate of 2.5% per annum when and if declared by the Board of Directors in its sole discretion. Dividends and any Embedded Derivative Liability (as defined in the Certificate of Designation) may be paid in cash or free trading shares of the Company as provided in the Certificate of Designation.

Unless we have received the approval of the holders of a majority of the Series A Preferred Stock then outstanding, we shall not (i) alter or change adversely the powers, preferences or rights of the holders of the Series A Preferred Stock or alter or amend the Certificate of Designation; (ii) authorize or create any class of stock ranking senior as to distribution of dividends senior to the Series A Preferred Stock; (iii) amend its certificate of incorporation in breach of any provisions of the Certificate of Designation; increase the authorized number of Series A Preferred Stock; (iv) liquidate, or wind-up the business and affaires of the Corporation or effect any Deemed Liquidation Event, as defined in the Certificate of Designation.

Upon any liquidation, dissolution or winding up of the Company, after payment or provision for payment of debts and other liabilities of the Company, the holders of Series A Preferred Stock shall be entitled to receive, pari pasu with any distribution to the holders of Common Stock of the Company, an amount equal to $10,000 per share of Series A Preferred Stock plus any accrued and unpaid dividends.

Upon or after 18 years after the Issuance Date, the Corporation will have the right to redeem 100% of the Series A Preferred Stock at a price of $10,000 per share plus any accrued and unpaid dividends (the “Corporation Redemption Price”). We are also permitted to redeem the Series A Preferred Stock at any time after issuance as provided in the Certificate of Designation. The Certificate of Designation also provides for mandatory redemption if the Company determines to liquidate, dissolve or wind-up its business and affects or effect any Deemed Liquidation Event as such term is defined in the Certificate of Designation.

The Series A Preferred Stock may be converted into share of common stock of the Company at the option of the Company or the holder. In the event of a conversion by the Holder at a price per share equal to the sum of (a) the Corporation Redemption Price plus the Embedded Derivative Liability (as defined in the Certificate of Designation) less any dividends paid, multiplied by (b) the number of shares being converted, divided by (c) the conversion price of $0.25.

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

In connection with Loan Agreements, we issued a seven year warrant to the Lender to purchase 140,000 shares of our common stock at an exercise price of $4.40. The relative fair value of the warrants was $0.2 million and is being recorded as interest expense over the term of the Loan. We estimated the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions:

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

In connection with the Amendment, we issued a warrant to Horizon representing the right to purchase 225,000 shares of our common stock at an exercise price of $0.01 per share (the “new Warrant”). In addition, we issued a restated and amended warrant to purchase 140,000 shares of the Company’s common stock at an exercise price of $0.26 (the “amended Warrant”). The relative fair value of the new Warrant was $117,000. The difference between the fair value of the amended Warrant immediately before and after the modification was $32,000. These amounts were recorded as a debt discount and are being recorded as interest expense over the remaining term of the loan. We estimated the fair value of the new and amended Warrants using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	May 1, 2012
Expected life	7 years
Expected volatility	88.2%
Dividends	None
Risk-free interest rate	1.35%

Promissory Note

We signed a promissory note in the amount of $20,359 related to the purchase of an automobile in fiscal year 2010. The note bears interest at 7.7% per annum and is to be repaid over a period of 60 months. This note was paid in full in January 2012.

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

Pursuant to the terms of the Forbearance Agreement, certain of the holders agreed to forbear from exercising their rights to require us to pay accrued interest on June 1, 2012 until the earlier of December 1, 2012 or our failure to meet certain milestones. In addition, pursuant to the terms of the Forbearance Agreement, we agreed to amend the conversion rate of the Notes as set forth in the Indenture to provide for an effective conversion rate of $1.00. At December 31, 2012 the Notes were convertible into 10,000,000 shares of our common stock.

Short-Term Convertible Notes

The total amount of Short-Term Convertible Notes Payable as of December 31, 2012 was $1,341,500, offset by discounts totalling $450,932. These Notes are comprised of the following:

•

From June 1, 2012 through December 11, 2012, we issued Convertible Promissory Notes to Asher Enterprises, Inc. (the “Asher Notes”) with a remaining principal amount of $271,500 and bears 8% annual interest. The Asher Notes have maturity dates between March 5, 2013 and September 13, 2013 with repayment options from 100% to 135% of the principal amount beginning 90 days from each issuance date. The holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price calculated as 70% of the average of the five lowest trading prices for our common stock during the 90 days prior to the conversion date. Proceeds from the Asher Notes were used to fund Company operations.

•

On June 26, 2012, we issued a Promissory Note to JMJ Financial (the “JMJ Note”) of up to $1.1 million which bears 0% interest if repaid at maturity. The JMJ Note has a maturity date of 180 days from the effective date of each funding. The principal amount due to JMJ Financial (“JMJ”) was prorated based on the consideration actually paid by JMJ, plus an approximate 10% Original Issue Discount (“OID”) that is prorated based on the consideration actually paid by JMJ as well as any other interest or fees. In addition, we will issue 100% warrant coverage for each amount funded under the JMJ Note. In addition, JMJ has the right, at any time at its election, to convert all or part of the outstanding and unpaid principal and any other fees, into shares of fully paid and non-assessable shares of our common stock. The conversion price is a variable calculation of 80% of the average of the three lowest closing prices for our common stock during the 20 days prior to the conversion date. We are only required to repay the amount funded and we are not required to repay any unfunded portion of the JMJ Note.

•

The consideration received as of December 31, 2012 is $400,000, in exchange for a principal amount of $440,000 and issuance of 1,886,792 warrants (“the JMJ Warrants”) with an exercise price of $0.21, which may be reset if securities are issued for less than $0.21. For financial accounting purposes, the JMJ Warrants and conversion feature embedded in the JMJ Note were considered derivatives. The fair values of the JMJ Warrants and JMJ Note conversion features were estimated at inception and recorded as a debt discount and is being recorded to interest expense over the life of the JMJ Note. The derivatives will be valued at each reporting date and the change in estimated fair value will result in a gain or loss recorded in the statement of operations. The estimated grant date fair value of the JMJ Warrants and JMJ Note conversion were $198,113 and $187,195, respectively. We estimated the fair value of the JMJ Warrants and JMJ Note conversion features using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	June 26, 2012	August 9, 2012
Expected life	4 years	4 years
Expected volatility	95.4%	97.7%
Dividends	None	None
Risk-free interest rate	0.59%	0.66%

•

The estimated fair value of the JMJ Warrants and JMJ Note conversion features was $615,300 and $156,470 at December 31, 2012. We estimated the fair value of the JMJ Warrants and JMJ Note conversion feature at December 31, 2012 using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	December 31, 2012
Expected life	3.5 years
Expected volatility	112.0%
Dividends	None
Risk-free interest rate	0.36%

•

On October 15, 2012, we entered into an Exchange Agreement (the “Exchange Agreement”) with Magna Group LLC (“Magna”), pursuant to which we agreed to issue to Magna convertible notes (the “Magna Notes”), in the aggregate principal amount of up to $4.6 million, in exchange for an equal amount of participation interests in certain secured promissory notes (the “Secured Notes”) issued by us to Horizon to be acquired by Magna. Pursuant to a participation purchase agreement dated as of October 15, 2012 (the “Magna Purchase Agreement”), Magna agreed to acquire, in tranches through on or around February 15, 2013, participation interests in the Secured Notes from Horizon up to the maximum amount of the principal outstanding, together with accrued interest and fees. The total issuances in 2012 were $1.0 million under the Exchange Agreement, pursuant to which we issued a Magna Note in exchange for a participation interest in a Secured Note. The Magna Notes bear interest at the rate of 6% per annum and mature 12 months after the date of issuance. The Magna Notes are convertible at the option of the holder at a conversion price equal to 75% of the average of the three lowest volume weighted average prices during the ten consecutive trading day period immediately prior to the date of conversion. The Magna Notes contain standard default provisions and provisions for adjustment of the conversion price in the event of subsequent equity sales. For financial accounting purposes, the conversion feature embedded in the Magna Notes were considered derivatives. The fair values of the Magna Notes conversion features were estimated at inception and recorded as a debt discount and is being recorded to interest expense over the life of the Magna Notes. The derivatives will be valued at each reporting date and the change in estimated fair value will result in a gain or loss recorded in the statement of operations. The estimated fair value of the Magna Notes conversion were $198,113. We estimated the fair value of the Magna Notes conversion feature using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	October 15, 2012	November 8, 2012
Expected life	1 year	1 year
Expected volatility	155.6%	125.9%
Dividends	None	None
Risk-free interest rate	0.19%	0.20%

•

The estimated fair value of the Magna Notes conversion features was $178,200 at December 31, 2012. We estimated the fair value of the Magna Notes conversion feature at December 31, 2012 using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	December 31, 2012
Expected life	0.9 years
Expected volatility	154.9%
Dividends	None
Risk-free interest rate	0.16%

•

On October 15, 2012, we entered into a Note Purchase Agreement (the “Hanover Purchase Agreement”) with Hanover Holding I, LLC (“Hanover”), pursuant to which Hanover agreed to purchase from us, and we agreed to sell to Hanover (subject to the terms and conditions set forth therein), an aggregate of $0.8 million of convertible promissory notes (the “Hanover Notes”). Subject to the terms and conditions set forth in the Hanover Purchase Agreement, the Hanover Notes will be sold in tranches of $100,000 through on or around February 15, 2013. The total issuances in 2012 were $0.3 million under the Hanover Purchase Agreement. The Hanover Notes bear interest at the rate of 12% per annum and mature eight months after issuance. The Hanover Notes are convertible at the option of the holder at a price equal to 75% of the average of the three lowest volume weighted average prices during the ten consecutive trading day period immediately prior to the date of conversion. The Hanover Notes contain standard default provisions and provisions for adjustment for the conversion price in the event of subsequent equity sales. For financial accounting purposes, the conversion feature embedded in the Hanover Notes were considered derivatives. The fair values of the Hanover Notes conversion features were estimated at inception and recorded as a debt discount and is being recorded to interest expense over the life of the Hanover Notes. The derivatives will be valued at each reporting date and the change in estimated fair value will result in a gain or loss recorded in the statement of operations. The estimated fair value of the Hanover Notes conversion were $204,498. We estimated the fair value of the Hanover Notes conversion feature using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	October 15, 2012	November 8, 2012	December 19, 2012
Expected life	0.7 years	0.7 years	0.7 years
Expected volatility	133.3%	138.0%	163.9%
Dividends	None	None	None
Risk-free interest rate	0.15%	0.15%	0.10%

•

The estimated fair value of the Hanover Notes conversion features was $143,000 at December 31, 2012. We estimated the fair value of the Hanover Notes conversion feature at December 31, 2012 using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	December 31, 2012
Expected life	0.5 years
Expected volatility	170.5%
Dividends	None
Risk-free interest rate	0.11%

Mortgage Payable

Effective October 24, 2011, Cereplast Italia S.p.A (“Cereplast Italia”), our wholly owned subsidiary, completed its acquisition of an industrial plant and the real estate on which the industrial plant is located in Cannara, Italy. The Deed of Sale between Cereplast Italia and Societa Regionale Per Lo Sviluppo Economico Dell’Umbria — Sviluppumbria S.p.A, provided for an aggregate purchase price of approximately $6.5 million. The acquisition had previously been secured by a mortgage loan with Banca Monte Dei Paschi Di Sienna S.p.A for the principal of $4.5 million.

Effective October 25, 2012, Cereplast Italia renegotiated the terms of the acquisition of the industrial plant located in Cannara, Italy with Societa Regionale Per Lo Sviluppo Economico Dell’Umbria — Sviluppumbria S.p.A In connection with our renegotiation, the sale of the land was rescinded and Cereplast Italia retained the existing building, reducing the value of the purchase price to approximately $4.2 million. In exchange, Cereplast Italia rescinded the Mortgage loan with Banca Monte Dei Paschi Di Sienna S.p.A for the principal of $4.5 million in paying a limited rescission fee and cancelled all credit facility. Sviluppumbria S.p.A accepted to carry over a Note secured by the building, in amount of $3.2 million with an annual interest rate of 5.5%, until a new lender is secured. During that period of time Cereplast Italia agreed to negotiate the refurbishment of the building by a third party at no cost. Svilluppumprbia requested Cereplast Italia to represent a plan of development to occur within a longer period of time.

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

6. MAJOR CUSTOMERS AND FOREIGN SALES

The following customers accounted for 10% or more of net revenue in the periods presented:

	Year Ended December 31,
	2012	2011
Customer A	—	27.8%
Customer B	—	27.1%
Customer C	—	25.6%
Customer D	23.3%	—
Customer E	13.4%	—

Our net sales were made up of sales to customers in the following geographic regions (in thousands):

	Year Ended December 31,
	2012		2011
North America	$469	52.5%	$719	3.5%
International
Italy	389	43.5%	12,055	59.5%
Germany	14	1.6%	5,501	27.2%
Malta	—	—%	1,128	5.6%
Other	22	2.4%	853	4.2%

Net sales	$894	100%	$20,256	100%

7. INCOME TAX

We are subject to U.S. and California income tax. Subject to limited statutory exceptions, we are no longer subject to federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2009. We are not presently liable for any income taxes nor are we undergoing any tax examinations by the Internal Revenue Service. No Deferred Tax Assets or Deferred Tax Liabilities are included in our balance sheets at December 31, 2012 or December 31, 2011.

Our policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

8. DEFERRED TAX BENEFIT

At December 31, 2012, we have available federal and state cumulative net operating loss carry forwards of ($49.4 million), which expire at various dates from 2013 through 2032.

The differences between our effective income tax rate and the statutory federal rate for the years ended December 31, 2012 and 2011 relate primarily to losses incurred for which no tax benefit was recognized, due to the uncertainty of realization. The valuation allowance was $27.0 million and $16.3 million at December 31, 2012 and 2011, respectively. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to significant annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

A reconciliation of income tax expense that would result from applying the U.S. Federal and State rate of 39% to pre-tax income from continuing operations for the years ended December 31, 2012 and 2011, with federal income tax expense presented in the financial statements is as follows (in thousands):

	2012	2011
Income tax benefit computed at U.S. Federal statutory rate (34%)	$(10,048)	$(4,665)
State income taxes, net of benefit federal taxes	(2,483)	(686)
Stock for Services	78	393
Allowance for Doubtful Accounts	4,060	2,081
Inventory Reserve	(13)	89
Depreciation	124	40
Deferred Loan Costs	242	(464)
Research & Development Credit	17	26
Accruals	87	(7)
Loss on Extinguishment of Debt	404	—
Loss on Derivative Valuation	763	—
Amortization of Debt Discount	2,416	—
Other	7	106
Less Valuation Allowance	4,346	3,087

Income Tax Expense	$—	$—

The deferred income tax benefit at December 31, 2012 and 2011 reflects the impact of temporary differences between the amounts of assets and liabilities recorded for financial reporting purposes and such amounts as measured in accordance with tax laws. The items, which comprise a significant portion of deferred tax assets and liabilities, are approximately as follows (in thousands):

	2012	2011
Deferred Tax Assets:
NOL Carryover	$20,962	$14,990
R&D Carryover	188	171
Capital Loss Carryover	101	—
Contribution Carryover	1	1
Allowance for Doubtful Accounts	6,351	2,107
RP Accruals	138	48
Inventory Reserve	84	89
Deferred Tax Liabilities:
Depreciation	(504)	(625)
Deferred Loan Costs	(318)	(515)
Less Valuation Allowance	(27,003)	(16,266)

Income Tax Expense	$—	$—

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

In connection with our JMJ Note, we issued a warrant to purchase 1,886,792 shares of our common stock. The warrants had an initial exercise price of $0.21 per share and are exercisable for a period of four years. The warrants also contained a reset provision that was triggered upon conversion of debts during the fourth quarter of 2012. As a result, there were a total of 30,769,231 warrants with an exercise price of $0.013 outstanding in connection with the JMJ Note as of December 31, 2012.

A summary of warrant activity for the period ending December 31 is as follows (in thousands except per share data):

	2012		2011
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding—January 1,	4,219	$3.48	1,273	$4.44
Issued	31,094	0.01	2,993	3.10
Cancelled	—	—	(12)	5.28
Exercised	—	—	(35)	4.44

Outstanding—December 31,	35,313	0.41	4,219	3.48

Warrants exercisable at end of period	35,313	$0.41	4,219	$3.48

10. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2012 and 2011, we had no related party transactions.

11. CAPITAL LEASE OBLIGATIONS

Future payments on capital lease obligations are as follows (in thousands):

Twelve months ending December 31:
2013	$85
2014	74
2015	51
2016	48
Thereafter	—

Total future minimum lease payments	$258

12. SUBSEQUENT EVENTS

We have issued 147 shares of Series A Preferred Shares to Ironridge since December 31, 2012, in accordance with the SPA in exchange for $0.8 million.

As of April 5, 2013, we have issued the 269.2 million shares of common stock since December 31, 2012, as follows:

•	63.2 million shares in connection with the settlement of our outstanding accounts payable balances.

•	120.7 million shares pursuant to our exchange agreements.

•	50.2 million shares pursuant to conversion of our Series A Preferred Stock.

•	35.1 million shares pursuant to our short term convertible notes.

On April 5, 2013, Cereplast, Inc. (the “Company”) held a Special Meeting of Shareholders (the “Special Meeting”). A total of 257,168,109 shares of common stock, representing 91.05 % of the shares outstanding and eligible to vote and constituting a quorum, were represented in person or by valid proxies at the Special Meeting. The final results for each of the matters submitted to a vote of shareholders at the Special Meeting as set forth in the Proxy Statement are as follows:

Proposal 1. The amendment to the Articles of Incorporation of the Company to effect a reverse stock split of the Company’s common stock, at a ratio of not less than one-for-two and not greater than one-for-fifty, with the exact ratio to be set within such range in the discretion of the Board of Directors without further approval or authorization of the Company’s shareholders, provided that the Board of Directors determines to effect the reverse stock split and such amendment is filed with the Secretary of State of Nevada no later than one year from the date of the Special Meeting was approved by the shareholders and received the votes set forth in the table below:

For	Against	Abstain
146,705,493	107,094,500	274,070

Proposal 2. The amendment to the Articles of Incorporation of the Company to increase the Company’s authorized shares of common stock from 495,000,000 to 2,000,000,000 was approved by the shareholders and received the votes set forth in the table below:

For	Against	Abstain
142,813,653	110,836,212	424,198

EXHIBIT INDEX

Exhibit Number	Description

10.34	Purchase Agreement dated as of January 25, 2013 between the Holders of the Company’s 7% Convertible Senior subordinated Notes due 2016 and IBC Funds LLC

10.35	Employment agreement between Michael Okada and Cereplast, Inc. dated February 5, 2013.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase