Form 10-Q
period 2013-03-31
Cereplast Inc
filed 2013-05-20
CIK 1324759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number 001-34689

CEREPLAST, INC.

(Exact name of registrant as specified in its charter)

Nevada	91-2154289
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2213 Killion Avenue Seymour, Indiana	47274
(Address of Principal Executive Office)	(Zip Code)

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

The number of shares of common stock outstanding as of May 17, 2013 is 448,750,634

CEREPLAST, INC.

FORM 10-Q

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “Cereplast” or the “Company” shall refer to Cereplast, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CEREPLAST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$193	$183
Accounts Receivable, Net	583	149
Inventory, Net	6,086	6,941
Prepaid Expenses and Other Current Assets	176	227

Total Current Assets	7,038	7,500

Property and Equipment
Property and Equipment	11,480	11,601
Accumulated Depreciation and Amortization	(4,215)	(4,004)

Property and Equipment, Net	7,265	7,597

Other Assets
Restricted Cash	43	43
Deferred Loan Costs	619	750
Intangible Assets, Net	244	245
Deposits	47	47

Total Other Assets	953	1,085

Total Assets	$15,256	$16,182

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$820	$803
Accrued Expenses	3,145	3,663
Capital Leases, Current Portion	85	85
Loan Payable, Current Portion (net of discount of $144 at March 31, 2013 and $148 at December 31, 2012)	6,129	5,978
Convertible Subordinated Notes, Current Portion (net of discount of $370 at March 31, 2013 and $451 at December 31, 2012)	780	891
Derivative Liability	8,589	3,189
Preferred Stock, $0.001 par value;
5,000,000 shares authorized, 189 and 92 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	978	500

Total Current Liabilities	20,526	15,109

Long-Term Liabilities
Loan Payable (net of discount of $33 at March 31, 2013 and $50 at December 31, 2012)	668	923
Convertible Subordinated Notes	9,338	10,000
Capital Leases, Long-Term	158	173

Total Long-Term Liabilities	10,164	11,096

Total Liabilities	30,690	26,205

Shareholders’ Equity (Deficit)
Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 332,701,675 and 63,463,659 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	333	63
Common Stock Subscribed, not issued	5,626	—
Additional Paid in Capital	83,597	76,919
Accumulated Deficit	(105,146)	(87,097)
Accumulated Other Comprehensive Income	152	88

Total Shareholders’ Equity (Deficit)	(15,438)	(10,027)
Noncontrolling Interests	4	4

Total Shareholders’ Equity (Deficit)	(15,434)	(10,023)

Total Liabilities and Shareholders’ Equity (Deficit)	$15,256	$16,182

See accompanying notes to unaudited consolidated financial statements.

CEREPLAST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(unaudited, in thousands, except per share data)

	Three Months Ended
	March 31, 2013	March 31, 2012
GROSS SALES	$950	$114
Sales Discounts, Returns and Allowances	(1)	(11)

NET SALES	949	103
COST OF SALES	844	191

GROSS PROFIT (LOSS)	105	(88)
Research and Development	106	129
Selling, General and Administrative	1,500	1,663

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(1,501)	(1,880)
OTHER EXPENSES
Loss on Debt Extinguishment	(1,583)	—
Loss on Derivative Liabilities	(13,316)	—
Interest and Other Income	—	18
Interest Expense, Net	(1,649)	(524)

TOTAL OTHER EXPENSES, NET	(16,548)	(506)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(18,049)	(2,386)
Provision for Income Taxes	—	—

NET LOSS	(18,049)	(2,386)
OTHER COMPREHENSIVE INCOME
Gain (Loss) on Foreign Currency Translation	64	2

TOTAL COMPREHENSIVE LOSS	$(17,985)	$(2,384)

BASIC AND DILUTED LOSS PER SHARE	$(0.08)	$(0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	234,005,038	18,948,644

See accompanying notes to unaudited consolidated financial statements.

CEREPLAST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands, except shares data)

	Three Months Ended
	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(18,049)	$(2,386)
Adjustment to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Amortization	214	176
Common Stock Issued for Services, Salaries and Wages	15	121
Amortization of Loan Discount	1,475	19
Extinguishment of Convertible Debt	1,583	—
Loss on Derivative Liabilities	13,316	—
Changes in Operating Assets and Liabilities
Accounts Receivable	(434)	(43)
Deferred Loan Costs	131	138
Inventory	854	121
Prepaid Expenses and Other Current Assets	50	147
Accounts Payable	21	(315)
Accrued Expenses	(22)	(289)

NET CASH USED IN OPERATING ACTIVITIES	(846)	(2,311)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property, Equipment, and Intangibles	(3)	(115)
Proceeds from Sale of Equipment	—	15

NET CASH USED IN INVESTING ACTIVITIES	(3)	(100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Leases	(15)	(18)
Payments made on Notes Payable	—	(454)
Proceeds from Convertible Notes	63	—
Proceeds from Issuance of Preferred Stock	750	—
Proceeds from Issuance of Common Stock and Subscriptions, Net of Issuance Costs	(3)	—

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	795	(472)

FOREIGN CURRENCY TRANSLATION	64	2

NET INCREASE (DECREASE) IN CASH	10	(2,881)
CASH, BEGINNING OF PERIOD	183	3,940

CASH, END OF PERIOD	$193	$1,059

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year For:
Interest	$12	$151
Income Taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

During the three months ended March 31, 2013, the Company issued 63,203,471 shares valued at $332 for a settlement agreement. The Company also recognized $15 of expense related to vesting of employee stock options for the same period. During the three months ended March 31, 2012, the Company issued 84,478 shares valued at $88 to employees for service rendered during the period and 9,587 shares valued at $10 for a settlement agreement. The Company also recognized $23 of expense related to vesting of employee stock options for the same period.

See accompanying notes to unaudited consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

1. ORGANIZATION AND LINE OF BUSINESS

Organization

We were incorporated on September 29, 2001 in the State of Nevada under the name Biocorp North America Inc. On March 18, 2005, we filed an amendment to our certificate of incorporation to change our name to Cereplast, Inc.

Line of Business

We have developed and is commercializing proprietary bio-based resins through two complementary product families: Cereplast Compostables® resins which are compostable, renewable, ecologically sound substitutes for petroleum-based plastics, and Cereplast Sustainables™ resins (including the Cereplast Hybrid Resins product line), which replaces up to 90% of the petroleum-based content of traditional plastics with materials from renewable resources. Our resins can be converted into finished products using conventional manufacturing equipment without significant additional capital investment by downstream converters.

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

•

Cereplast Algae Plastic® resins. In October of 2009 we announced that we have been developing a new technology to transform algae into bioplastics and intend to launch a new resin family containing algae-based materials that will complement our existing line of resins. The first commercial product with Cereplast Algae Plastic® resin is now being produced and sold as part of our Sustainables resin family. We believe that it is important to enhance research on non-food crops as we expect a surge in demand in bioplastics in future years, thus potentially creating pressure on food crops. Algae are the first non-food crop project that we have introduced and our R&D department is contemplating the development of additional non-food crop based materials in future years. In March 2013 the Company announced the incorporation of a wholly owned subsidiary Algaeplast, Inc. This new company will serve as vehicle to develop additional research on algae based plastic with the ultimate scope to create 100% algae based polymers.

Our patent portfolio is currently comprised of six patents in the United States (“U.S.”), one Mexican patent, and eight pending patent applications in the U.S. and abroad. Our trademark portfolio is currently comprised of approximately 45 registered marks and 21 pending applications in the U.S. and abroad.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The unaudited consolidated financial statements include the financial condition and results of operations of our wholly-owned subsidiary, Cereplast International, S.A., a Luxembourg company organized during the year ended December 31, 2008, for the purpose of conducting sales operations in Europe. Intercompany balances and transactions have been eliminated in consolidation. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Cash

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. At various times throughout the year, we may have exceeded federally insured limits. At March 31, 2013 and December 31, 2012, balances in our cash accounts did not exceed federally insured limits of $0.25 million. We have not experienced any losses in such accounts and we do not believe we are exposed to any significant credit risk on cash and cash equivalents.

Concentration of Credit Risk

We had unrestricted cash totaling $0.2 million and $0.2 million at March 31, 2013 and December 31, 2012, respectively. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We actively monitor changes in interest rates.

Going Concern

We have incurred a net loss of $18.0 million for the three months ended March 31, 2013, and $30.2 million for the year ended December 31, 2012, and have an accumulated deficit of $105.1 million as of March 31, 2013. Based on our operating plan, our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures and working capital requirements through December 31, 2013 without additional sources of cash. This raises substantial doubt about our ability to continue as a going concern.

Our plan to address the shortfall of working capital is to generate additional cash through a combination of refinancing existing credit facilities, incremental product sales and raising additional capital through debt and equity financings. We are confident that we will be able to deliver on our plans, however, there are no assurances that we will be able to obtain any sources of financing on acceptable terms, or at all.

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

Restricted Cash

We had restricted cash in the amount of approximately $43,000 on March 31, 2013 and December 31, 2012. The restricted cash amount consists of a “Certificate of Deposit” which supports a “Letter of Credit” for a leased facility.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments as of March 31, 2013 and March 31, 2012, which include cash, accounts receivable, unbilled receivable, accounts payable, accrued expenses, loans payable and convertible subordinated notes approximate their fair values due to the short-term nature of these instruments.

Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. Quantitative factors include customer’s past due balance, prior payment history, recent sales activity and days sales outstanding. Qualitative factors include macroeconomic environment, current product demand, estimated inventory levels and customer’s financial position. For our accounts receivable balances which have been fully reserved, we may have access to repossess unsold products held at customer locations as recourse for payment defaults. The fair market value of these products are considered as potential recovery in estimating net losses from uncollectible accounts. We record an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was approximately $15.0 million as of March 31, 2013 and December 31, 2012.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or market, and consist primarily of raw materials used in the manufacturing of bioplastic resins, finished bioplastic resins and finished goods. Inventories are reviewed for excess and obsolescence and a reserve is established accordingly. As of March 31, 2013 and December 31, 2012, inventories consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
	(Unaudited)
Raw Materials	$1,859	$1,950
Bioplastic Resins	4,311	5,082
Finished Goods	41	42
Packaging Materials	66	66
WIP	8	—
Obsolescence Reserve	(199)	(199)

Inventory, net	$6,086	$6,941

Property and Equipment

Property and equipment are stated at cost, and depreciation is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are between five and seven years. Repairs and maintenance expenditures are charged to expense as incurred. Property and Equipment consist of the following (in thousands):

	March 31, 2013	December 31, 2012
	(Unaudited)
Equipment	$5,732	$5,732
Building	4,218	4,218
Land	—	—
Construction In Progress	1,134	1,255
Auto	12	12
Furniture and Fixtures	297	297
Leasehold Improvements	87	87

	11,480	11,601
Accumulated Depreciation	(4,215)	(4,004)

Property and Equipment, Net	$7,265	$7,597

Intangible Assets

Intangible assets are stated at cost and consist primarily of patents and trademarks. Amortization is computed on the straight-line method over the estimated life of these assets, estimated to be between five and fifteen years. Intangible assets consist of the following (in thousands):

	March 31, 2013	December 31, 2012
	(Unaudited)
Intangible Assets	$296	$294
Accumulated Amortization	(52)	(49)

Intangible Assets, Net	$244	$245

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

During fiscal year 2012, and continuing through the first quarter of fiscal 2013, we experienced a significant decline in sales volume due to liquidity and sales resource constraints, which we believe to be temporary. Our reduced production volume has not changed the manner in which we use our property and equipment, nor its physical condition. Our current estimate of future net undiscounted cash flows indicates that the carrying value of our long-lived assets is recoverable and therefore no impairment is indicated.

Derivative Financial Instruments

Our derivative financial instruments consist of embedded and free-standing derivatives related primarily to the convertibles notes. The embedded derivatives include the conversion features, and liquidated damages clauses in the registration rights agreement. The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The recorded value of all derivatives at March 31, 2013 totaled approximately $8.6 million. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At March 31, 2013, derivatives were valued primarily using the Black-Scholes Option Pricing Model.

Comparative Figures

Certain of the prior year figures have been reclassified to conform to the presentation adopted in the current year.

3. CAPITAL STOCK

Capital Stock Issued

During the three months ended March 31, 2013, we issued shares of common stock as follows:

•	We issued 155,784,545 shares of common stock valued at $4.6 million, pursuant to exchange agreements.

•	We issued 50,250,000 shares of common stock valued at $2.0 million, in connection with the conversion of 50 shares of Series A Preferred Stock.

•	We issued 63,203,471 shares of common stock valued at approximately $332,000 pursuant to a settlement agreement.

Valuation Assumptions for Stock Options

During the year ended December 31, 2011, we granted options to our employees to purchase an aggregate of 300,000 shares of our common stock, with estimated total grant-date fair values of $0.7 million. We estimate that stock-based compensation for awards not expected to be exercised is $0.2 million. During the three months ended March 31, 2013 and March 31, 2012, we recorded stock-based compensation related to stock options of $15,000 and $23,000, respectively. The grant date fair value was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and the following assumptions:

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

Stock Option Activity

Under the 2004 Employee Stock Option Plan adopted by our board of directors (the “Plan”), our board of directors may issue incentive and non-qualified stock options to our employees. Options granted under the Plan generally expire at the end of five or ten years and vest in accordance with a vesting schedule determined by our board of directors, usually over three years from the grant date. As of March 31, 2013, we have 34,375 shares available for future grants under the Plan. We settle stock option exercises with newly issued shares of our common stock (in thousands except, per share data):

	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—January 1	204	$5.62	373	$8.65
Granted at fair value	—	—	—	—
Exercised	—	—	—	—
Cancelled/forfeited	—	—	—	—

Outstanding—March 31	204	5.62	373	8.65

Options exercisable at March 31	124	$5.83	193	$11.77

The following table summarizes information about stock options as of March 31, 2013, (in thousands, except per share data):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
$0.0—$5.31	200	$5.31	7.91	$—	120	$5.31	7.91	$—
$5.32—$22.40	4	$22.40	1.67	$—	4	$22.40	1.67	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $0.02 at March 28, 2013 which would have been received by the option holders had all option holders exercised their options as of that date.

Preferred Stock

On August 24, 2012, we entered into a Stock Purchase Agreement (“SPA”) with Ironridge Technology Co., a division of Ironridge Global IV, Ltd, for the sale of up to $5 million in shares of convertible redeemable Series A Preferred Stock (“Series A Preferred Stock”). The closing of the transactions contemplates the fulfillment of certain closing conditions. The initial closing with respect to the sale of 30 shares of Series A Preferred Stock occurred on August 24, 2012.

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

The Series A Preferred Stock may be converted into share of common stock of the Company at the option of the Company or the holder. In the event of a conversion by the holder at a price per share equal to the sum of (a) the Corporation Redemption Price plus the Embedded Derivative Liability (as defined in the Certificate of Designation) less any dividends paid, multiplied by (b) the number of shares being converted, divided by (c) the conversion price of $0.25. On February 27, 2013, the holder elected to convert 50 shares of Series A Preferred Stock into shares of common stock. In accordance with the formula discussed above, 50 shares of Series A Preferred Stock converted into 190,888,889 shares of common stock. As of March 31, 2013, we issued 50,250,000 shares of common stock, while the remaining 140,638,889 shares were subscribed to the holder. In connection with the conversion, the Derivative Liability related to the 50 shares of Series A Preferred Stock, with a total value at the conversion date of $6.9 million, was reclassified into equity as a component of the common stock issued and subscribed.

We estimated the fair value of the Series A Preferred Stock Embedded Derivative Liability and Series A Preferred Stock conversion option was $4.5 million and 2.0 million at March 31, 2013. We estimated the fair value of the Embedded Derivative Liability using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	March 31, 2013
Expected life	1 year
Expected volatility	249.0%
Dividends	None
Risk-free interest rate	0.14%

We estimated the fair value of the conversion option using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	March 31, 2013
Expected life	1 year
Expected volatility	226.5%
Dividends	None
Risk-free interest rate	0.15%

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

On January 25, 2013, we entered into an Exchange Agreement with IBC Funds, LLC (“IBC Funds”) in connection with Purchase Agreements between IBC Funds and certain Noteholders, to purchase up to $2.0 million of Notes through November 2013. Total purchases by IBC funds in the three months ended March 31, 2013 were $0.7 million.

At March 31, 2013 the Notes were convertible into 8,924,104 shares of our common stock.

Short-Term Convertible Notes

The total amount of Short-Term Convertible Notes Payable as of March 31, 2013 was $1,149,932, offset by discounts totalling $369,931. The total amount of Short-Term Convertible Notes Payable as of December 31, 2012 was $1,341,500, offset by discounts totalling $450,932. These Notes are comprised of the following:

•

From June 1, 2012 through January 17, 2013, we issued Convertible Promissory Notes to Asher Enterprises, Inc. (the “Asher Notes”) with a remaining principal amount of $213,000 and bears 8% annual interest. The Asher Notes have maturity dates between September 13, 2013 and October 17, 2013 with repayment options from 100% to 135% of the principal amount beginning 90 days from each issuance date. The holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price calculated as 70% of the average of the five lowest trading prices for our common stock during the 90 days prior to the conversion date. Proceeds from the Asher Notes were used to fund Company operations.

•

On June 26, 2012, we issued a Promissory Note to JMJ Financial (the “JMJ Note”) of up to $1.1 million, which bears 0% interest if repaid at maturity. The JMJ Note has a maturity date of 180 days from the effective date of each funding. The principal amount due to JMJ Financial (“JMJ”) was prorated based on the consideration actually paid by JMJ, plus an approximate 10% Original Issue Discount (“OID”) that is prorated based on the consideration actually paid by JMJ as well as any other interest or fees. In addition, we will issue 100% warrant coverage for each amount funded under the JMJ Note. In addition, JMJ has the right, at any time at its election, to convert all or part of the outstanding and unpaid principal and any other fees, into shares of fully paid and non-assessable shares of our common stock. The conversion price is a variable calculation of 80% of the average of the three lowest closing prices for our common stock during the 20 days prior to the conversion date. We are only required to repay the amount funded and we are not required to repay any unfunded portion of the JMJ Note.

•

The consideration received as through March 31, 2013 is $400,000, in exchange for a principal amount of $440,000 and issuance of 1,886,792 warrants (“the JMJ Warrants”) with an exercise price of $0.21, which may be reset if securities are issued for less than $0.21. For financial accounting purposes, the JMJ Warrants and conversion feature embedded in the JMJ Note were considered derivatives. The fair values of the JMJ Warrants and JMJ Note conversion features were estimated at inception and recorded as a debt discount and is being recorded to interest expense over the life of the JMJ Note. The derivatives will be valued at each reporting date and the change in estimated fair value will result in a gain or loss recorded in the statement of operations. The estimated grant date fair value of the JMJ Warrants and JMJ Note conversion were $198,113 and $187,195, respectively. We estimated the fair value of the JMJ Warrants and JMJ Note conversion features using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	June 26, 2012	August 9, 2012
Expected life	4 years	4 years
Expected volatility	95.4%	97.7%
Dividends	None	None
Risk-free interest rate	0.59%	0.66%

•

The estimated fair value of the JMJ Warrants and JMJ Note conversion features was $1.2 million and $153,393, respectively, at March 31, 2013. We estimated the fair value of the JMJ Warrants and JMJ Note conversion feature at March 31, 2013 using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	March 31, 2013
Expected life	3.5 years
Expected volatility	193.8%
Dividends	None
Risk-free interest rate	0.07%

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

•

The estimated fair value of the Magna Notes conversion features was $75,006 at March 31, 2013. We estimated the fair value of the Magna Notes conversion feature at March 31, 2013 using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	March 31, 2013
Expected life	0.8 years
Expected volatility	275.7%
Dividends	None
Risk-free interest rate	0.14%

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

Assumptions:	October 15, 2012	November 8, 2012	November 8, 2012
Expected life	0.7 years	0.7 years	0.7 years
Expected volatility	133.3%	138.0%	163.9%
Dividends	None	None	None
Risk-free interest rate	0.15%	0.15%	0.10%

•

The estimated fair value of the Hanover Notes conversion features was $292,000 at March 31, 2013. We estimated the fair value of the Hanover Notes conversion feature at March 31, 2013 using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	March 31, 2013
Expected life	0.2 years
Expected volatility	449.1%
Dividends	None
Risk-free interest rate	0.07%

•

On January 28, 2013, we entered into an Exchange Agreement (the “Exchange Agreement”) with IBC Funds LLC (“IBC”), pursuant to which we agreed to issue to IBC convertible notes (the “IBC Notes”), in the aggregate principal amount of up to $2.0 million, in exchange for an equal amount of participation interests in certain subordinated convertible debentures (the “Subordinated Notes”). Pursuant to various note purchase agreements dated as of January 25, 2013 (the “IBC Purchase Agreement”), IBC agreed to acquire, in tranches through on or around November 28, 2013, participation interests in the Subordinated Notes up to $2.0 million. The total issuances in 2013 were $0.7 million under the Exchange Agreement, pursuant to which we issued an IBC Note in exchange for a participation interest in a Subordinated Notes. The IBC Notes bear interest at the rate of 8% per annum and mature 9 months after the date of issuance. The IBC Notes are convertible at the option of the holder at a conversion price equal to 65% of the three lowest bid price during the ten consecutive trading day period immediately prior to the date of conversion. The IBC Notes contain standard default provisions and provisions for adjustment of the conversion price in the event of subsequent equity sales. For financial accounting purposes, the conversion features embedded in the IBC Notes were considered derivatives. The fair values of the IBC Notes conversion features were estimated at inception and recorded as a debt discount and is being recorded to interest expense over the life of the IBC Notes. The derivatives will be valued at each reporting date and the change in estimated fair value will result in a gain or loss recorded in the statement of operations. The estimated fair value of the IBC Notes conversion feature were $2.8 million. We estimated the fair value of the IBC Notes conversion feature using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	January 28, 2013	February 8, 2013
Expected life	1 year	1 year
Expected volatility	226.5%	247.4%
Dividends	None	None
Risk-free interest rate	0.16%	0.14%

•

The estimated fair value of the IBC Notes conversion features was $126,522 at March 31, 2013. We estimated the fair value of the Magna Notes conversion feature at March 31, 2013 using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	March 31, 2013
Expected life	0.9 years
Expected volatility	260.6%
Dividends	None
Risk-free interest rate	0.14%

•

On March 8, 2013, we entered into an Exchange Agreement (the “Exchange Agreement”) with Ironridge Global IV, Ltd. (“Ironridge”), pursuant to which we agreed to issue to Ironridge convertible notes (the “Ironridge Notes”), in the aggregate principal amount of up to $4.0 million, in exchange for an equal amount of participation interests in certain secured promissory notes (the “Secured Notes”) issued by us to Horizon to be acquired by Ironridge. Pursuant to a participation purchase agreement dated as of March 8, 2013 (the “Ironridge Purchase Agreement”), Ironridge agreed to acquire, in tranches through on or around June 1, 2014, participation interests in the Secured Notes from Horizon up to the maximum amount of the principal outstanding, together with accrued interest and fees. The total issuances in 2013 were $250,000 under the Exchange Agreement, pursuant to which we issued an Ironridge Note in exchange for a participation interest in a Secured Note. The Ironridge Notes do not bear interest and mature 12 months after the date of issuance. The Ironridge Notes are convertible at the option of the holder at a conversion price equal to 70% of the closing bid price on the trading day prior to the date of conversion, subject to certain conversion price limitations. For financial accounting purposes, the conversion feature embedded in the Ironridge Note was considered a derivative. The fair values of the Ironridge Notes conversion features were estimated at inception and recorded as a debt discount and is being recorded to interest expense over the life of the Ironridge Notes. The derivatives will be valued at each reporting date and the change in estimated fair value will result in a gain or loss recorded in the statement of operations. The estimated fair value of the Ironridge Notes conversion feature was $588,095. We estimated the fair value of the Ironridge Notes conversion feature using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	March 8, 2013
Expected life	1 year
Expected volatility	249.0%
Dividends	None
Risk-free interest rate	0.15%

•

The estimated fair value of the Ironridge Notes conversion features was $575,000 at March 31, 2013. We estimated the fair value of the Ironridge Notes conversion feature at March 31, 2013 using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	March 31, 2013
Expected life	0.8 years
Expected volatility	266.5%
Dividends	None
Risk-free interest rate	0.14%

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2013 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
None	$—	$—	$—	$—

Total assets measured at fair value	$—	$—	$—	$—

Liabilities
Derivative liability (1)	$8,589	$—	$—	$8,589

Total liabilities measured at fair value	$8,589	$—	$—	$8,589

(1)	See Note 4 for additional discussion.

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2013. We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

(in thousands)	Derivative Liability
Balance at December 31, 2012	$3,189
Total gains or losses (realized and unrealized)
Included in net loss	13,316
Valuation adjustment	(7,916)
Purchases, issuances, and settlements, net	—
Transfers to Level 3	—

Balance at March 31, 2013	$8,589

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

7. MAJOR CUSTOMERS AND FOREIGN SALES

The following customers accounted for 10% or more of net revenue in the periods presented:

	Three Months Ended March 31,
	2013	2012
Customer A	45.5%	—
Customer B	21.2%	—
Customer C	—	34.2%
Customer D	—	24.2%

Our net sales were made up of sales to customers in the following geographic regions (in thousands):

	Three Months Ended March 31,
	2013		2012
North America	$41	4.3%	$84	81.7%
International
Germany	21	2.2%	3	3.1%
Italy	886	93.5%	6	6.2%
Other	—	0.0%	10	9.0%

Net sales	$948	100.0%	$103	100.0%

8. INCOME TAX

We are subject to U.S. and California income tax. Subject to limited statutory exceptions, we are no longer subject to federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2006. We are not presently liable for any income taxes nor are we undergoing any tax examinations by the Internal Revenue Service. No Deferred Tax Assets or Deferred Tax Liabilities are included in our balance sheets at March 31, 2013 or December 31, 2012.

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

In connection with our JMJ Note, we issued a warrant to purchase 1,886,792 shares of our common stock. The warrants had an initial exercise price of $0.21 per share and are exercisable for a period of four years. The warrants also contained a reset provision that was triggered upon conversion of debts during the fourth quarter of 2012 and again during the first quarter of 2013. As a result, the number of warrants issued increased to 30,769,231 and the exercise price decreased to $0.013 in connection with the JMJ Note as of December 31, 2012 and 64,102,564 warrants with an exercise price of $0.00624 as of March 31, 2013.

A summary of warrant activity for the period ending March 31 is as follows (in thousands except per share data):

	2013		2012
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding—January 1,	35,313	$0.41	4,219	$5.09
Issued	33,333	0.006	—	—
Exercised	—	—	—	—

Outstanding—March 31	68,646	0.22	4,219	5.09

Warrants exercisable at end of period	68,646	$0.22	4,219	$5.09

10. SUBSEQUENT EVENTS

As of May 16, 2013, we have issued the 116.1 million shares of common stock since March 31, 2013, as follows:

•	28.9 million shares pursuant to our exchange agreements.

•	87.0 million shares pursuant to conversion of our Series A Preferred Stock.

•	0.2 million shares pursuant to an amendment with our term loan with Horizon.

On May 7, 2013, we announced the restructuring of our global operations, which is expected to reduce annual operating expenses by $0.6 million to $0.8 million. To achieve these cost savings, we are relocating its corporate headquarters to Seymour, IN and closing our offices in El Segundo, CA. We are also moving our European headquarters to our office in Milan, Italy and closing our office in Bönen, Germany in order to strategically focus our efforts on the most immediate and dynamic markets for bioplastics in Europe.

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

•

Cereplast Algae Plastic® resins. In October of 2009 we announced that we have been developing a new technology to transform algae into bioplastics and intend to launch a new resin family containing algae-based materials that will complement our existing line of resins. The first commercial product with Cereplast Algae Plastic® resin is now being produced and sold as part of our Sustainables resin family. We believe that it is important to enhance research on non-food crops as we expect a surge in demand in bioplastics in future years, thus potentially creating pressure on food crops. Algae are the first non-food crop project that we have introduced and our R&D department is contemplating the development of additional non-food crop based materials in future years. In March 2013 the Company announced the incorporation of a wholly owned subsidiary Algaeplast, Inc. This new company will serve as vehicle to develop additional research on algae based plastic with the ultimate scope to create 100% algae based polymers.

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

Stock-Based Compensation

Compensation cost for all stock-based awards is measured at fair value on the date of grant and recognized over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method. Adjustments to this expense are made periodically to recognize actual rates of forfeiture, which vary significantly from estimates.

Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. Quantitative factors include customer’s past due balance, prior payment history, recent sales activity and days sales outstanding. Qualitative factors include macroeconomic environment, current product demand, estimated inventory levels and customer’s financial position. For our accounts receivable balance which have been fully reserved, we may have access to repossess unsold products held at customer locations as recourse for payment defaults. The fair market value of these products are considered as potential recovery in estimating net losses from uncollectible accounts. On July 27, 2012, we entered into a Settlement Agreement with Colortec S.r.l. (“Colortec”) to resolve a dispute regarding unfair competition within the Italian market and our claims on outstanding accounts receivable balances. In exchange for renouncing our claim on outstanding accounts receivable from Colortec, we were granted access to recover unused containers of our products held by Colortec, valued at approximately $1.5 million. We have eliminated the outstanding accounts receivable balance due from Colortec in exchange for the value of inventory we recovered. We record an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote.

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

During fiscal year 2012, and continuing through the first quarter of fiscal 2013, we experienced a significant decline in sales volume due to liquidity and sales resource constraints, which we believe to be temporary. Our reduced production volume has not changed the manner in which we use our property and equipment, nor its physical condition. Our current estimate of future net undiscounted cash flows indicates that the carrying value of our long-lived assets is recoverable and therefore no impairment is indicated.

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

Derivative Financial Instruments

Our derivative financial instruments consist of embedded and free-standing derivatives related primarily to the convertibles notes. The embedded derivatives include the conversion features, and liquidated damages clauses in the registration rights agreement. The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The recorded value of all derivatives at March 31, 2013 totaled approximately $8.6 million. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At March 31, 2013, derivatives were valued primarily using the Black-Scholes Option Pricing Model.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

Sales

Net sales for the three months ended March 31, 2013 were approximately $1.0 million, compared to $0.1 million in the same period in 2012. Sales increased from the prior year due to growing demand in our European markets primarily due to anticipated legislation in Italy which would ban traditional plastic bags.

Cost of Sales

Cost of sales is comprised of variable costs associated with our product revenues. Cost of sales for the three months ended March 31, 2013 were approximately $0.8 million, compared to $0.2 million for the same period in 2012. The increase in cost of sales is due to an increase in our sales.

Gross Profit (Loss)

Gross profit (loss) for the three months ended March 31, 2012 was approximately $0.1 million, compared to ($0.1) million for the same period in 2012. The increase in gross profit was attributable to our increase in sales as stated above.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2013 were $0.1 million, compared to approximately $0.1 million for the same period in 2012. Research and development expenses have not increased as a percentage of sales due to our cost containment effort to preserve working capital.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2013 were $1.5 million, compared to $1.7 million for the same period in 2012. Our decrease in sales, general and administrative expenses was primarily due to reduced headcount and a reduction in fixed production overhead costs classified as selling, general and administrative expense due to an extended period of abnormally low production volume.

Other Income and Expense, Net

Other income and expense, net for the three months ended March 31, 2013 was a net expense of $16.5 million, as compared to a net expense of $0.5 million in the same period in 2012. The increase in expense was primarily a result of the change in our derivative liability related to our warrants, short term convertible debt and preferred stock agreements. In addition, we recorded $1.6 million in debt extinguishment costs related to the exchange of certain of our term loan and convertible notes.

Net Loss

Net loss for the three months ended March 31, 2013 was $18.0 million, as compared to $2.4 million in the same period in 2012. The increase in net loss was primarily driven by an increase in Other Expense related to our financing transactions. As discussed above, Other Income and Expense, net was unfavorably impacted by debt extinguishment costs and a loss on derivative liabilities totaling $14.9 million.

LIQUIDITY AND CAPITAL RESOURCES

We require working capital to fund our operations, including payments to finance our research and development and expand sales and marketing, to purchase equipment, service indebtedness, satisfy lease obligations and execute on our business plan and growth strategy.

We had net unrestricted cash of $0.2 million at March 31, 2013 as compared to $0.2 million at December 31, 2012.

Cash used in operating activities during the three months ended March 31, 2013 was $0.8 million, compared to $2.3 million during the same period in the 2012. The decrease in cash used in operations was primarily a result of lower operating expense and cash proceeds from resin sales.

Cash used in investing activities during the three months ended March 31, 2013 was $3,000 compared to cash used in investing activities of approximately $0.1 million during the same period in 2012.

Cash provided by financing activities during the three months ended March 31, 2012 was $0.8 million compared to $0.5 million used in financing activities during the same period in 2012. The increase was primarily attributed to proceeds received from issuance of preferred stock.

We have incurred a net loss of $18.0 million for the three months ended March 31, 2013, and $30.2 million for the year ended December 31, 2012, and have an accumulated deficit of $105.1 million as of March 31, 2013. Based on our operating plan, our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures and working capital requirements through December 31, 2013 without additional sources of cash. This raises substantial doubt about our ability to continue as a going concern.

Our plan to address the shortfall of working capital is to generate additional cash through a combination of refinancing existing credit facilities, incremental product sales and raising additional capital through debt and equity financings. We are confident that we will be able to deliver on our plans, however, there are no assurances that we will be able to obtain any sources of financing on acceptable terms, or at all.

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

Mortgage Payable

Effective October 24, 2011, Cereplast Italia S.p.A (“Cereplast Italia”), our wholly owned subsidiary, completed its acquisition of an industrial plant and the real estate on which the industrial plant is located in Cannara, Italy. The Deed of Sale between Cereplast Italia and Societa Regionale Per Lo Sviluppo Economico Dell’Umbria — Sviluppumbria S.p.A, provided for an aggregate purchase price of approximately $6.5 million. The acquisition had previously been secured by a mortgage loan with Bnaca Monte Dei Paschi Di Sienna S.p.A for the principal of $4.5 million.

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

Preferred Stock

On August 24, 2012, we entered into a Stock Purchase Agreement (“SPA”) with Ironridge Technology Co., a division of Ironridge Global IV, Ltd, for the sale of up to $5 million in shares of convertible redeemable Series A Preferred Stock (“Series A Preferred Stock”). The closing of the transactions contemplates the fulfillment of certain closing conditions. The initial closing with respect to the sale of 30 shares of Series A Preferred Stock occurred on August 24, 2012.

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

The Series A Preferred Stock may be converted into share of common stock of the Company at the option of the Company or the holder. In the event of a conversion by the holder at a price per share equal to the sum of (a) the Corporation Redemption Price plus the Embedded Derivative Liability (as defined in the Certificate of Designation) less any dividends paid, multiplied by (b) the number of shares being converted, divided by (c) the conversion price of $0.25. On February 27, 2013, the holder elected to convert 50 shares of Series A Preferred Stock into shares of common stock. In accordance with the formula discussed above, 50 shares of Series A Preferred Stock converted into 190,888,889 shares of common stock. As of March 31, 2013, we issued 50,250,000 shares of common stock, while the remaining 140,638,889 shares were subscribed to the holder. In connection with the conversion, the Derivative Liability related to the 50 shares of Series A Preferred Stock, with a total value at the conversion date of $6.9 million, was reclassified into equity as a component of the common stock issued and subscribed.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2013, due to material weaknesses existing in our internal controls as of December 31, 2012 (described below), which have not been fully remediated as of March 31, 2013, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

A material weakness is a deficiency or a combination of deficiencies in ICFR such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses would permit information required to be disclosed by us in the reports that we file or submit to not be recorded, processed, summarized and reported, within the time period specified in the Securities Exchange Commission’s rules and forms.

As a result of our assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2012, our ICFR was not effective due to the existence of the following material weakness:

Inadequate Reviews to Ensure Complex Accounting Transactions and Foreign Subsidiary Balances are Accurately Recorded in Accordance with U.S. Generally Accepted Accounting Principles (“GAAP”): Due to our liquidity situation, we did not have adequate staffing of adequately trained accounting personnel with appropriate expertise in U.S. GAAP to ensure that certain complex material and non-routine transactions are properly reflected in our financial statements. Consequently, we may not anticipate and identify accounting issues, or other risks critical to financial reporting, that could materially impact the consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2013, management continued to implement the steps outlined above under “Remediation Activities” to improve the quality of its ICFR.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various claims and contingencies in the ordinary course of business, including those related to litigation, business transactions and others. When we are aware of a claim or potential claim, we assess the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we will record a liability for the loss. In addition to the estimated loss, the recorded liability includes probable and estimable legal costs associated with the claim or potential claim. There is no assurance that such matters will not materially and adversely affect our business, financial position and results of operations or cash flows.

On May 6, 2013, Continental Grand LP, a Delaware company filed a lawsuit in the Superior Court of California against The Company for unlawful detainer of a property located in El Segundo, California. The action seeks termination of our Lease. A Settlement is currently being negotiated out-of-court by the parties.

On May 8, 2013, the Company filed in the United States of New York, Southern District of New York a lawsuit against Magna Group LLC and Hanover Holdings LLC for breach of contract, breach of the covenant of good faith and fair dealing. The Action is seeking compensatory damages in an unspecified amount, plaintiff’s costs and attorneys’ fees, and unspecified equitable or injunctive relief.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on April  14, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

101	XBRL (Extensible Business Reporting Language) The following materials from Cereplast Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of operations and other comprehensive loss, (iii) consolidated statement of cash flows, and (iv) the notes to the consolidated financial statements.

***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2013

CEREPLAST, INC.

By:	/s/ Frederic Scheer
Frederic Scheer Chairman and Chief Executive Officer (Principal Executive Officer)