Form 10-Q
period 2013-06-30
Cereplast Inc
filed 2013-08-14
CIK 1324759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

(812) 220-5400

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

The number of shares of common stock outstanding as of August 13, 2013 is 720,218,302

CEREPLAST, INC.

FORM 10-Q

Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “Cereplast” or the “Company” shall refer to Cereplast, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CEREPLAST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$223	$183
Accounts Receivable, Net	1,166	149
Inventory, Net	5,444	6,941
Prepaid Expenses and Other Current Assets	178	227

Total Current Assets	7,011	7,500

Property and Equipment
Property and Equipment	11,535	11,601
Accumulated Depreciation and Amortization	(4,433)	(4,004)

Property and Equipment, Net	7,102	7,597

Other Assets
Restricted Cash	—	43
Deferred Loan Costs	484	750
Intangible Assets, Net	241	245
Deposits	48	47

Total Other Assets	773	1,085

Total Assets	$14,886	$16,182

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$968	$803
Accrued Expenses	3,406	3,663
Capital Leases, Current Portion	97	85
Loan Payable, Current Portion (net of discount of $142 at June 30, 2013 and $148 at December 31, 2012)	5,762	5,978
Convertible Subordinated Notes, Current Portion (net of discount of $956 at June 30, 2013 and $451 at December 31, 2012)	819	891
Derivative Liability	13,739	3,189
Preferred Stock, $0.001 par value; 5,000,000 shares authorized, 294 and 92 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,213	500

Total Current Liabilities	26,004	15,109

Long-Term Liabilities
Loan Payable	452	923
Convertible Subordinated Notes	8,176	10,000
Capital Leases, Long-Term	131	173

Total Long-Term Liabilities	8,759	11,096

Total Liabilities	34,763	26,205

Shareholders’ Deficit
Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 622,359,545 and 63,463,659 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	622	63
Common Stock Subscribed, not issued	586	—
Additional Paid in Capital	92,738	76,919
Accumulated Deficit	(113,865)	(87,097)
Accumulated Other Comprehensive Income	38	88

Total Shareholders’ Deficit	(19,881)	(10,027)
Noncontrolling Interests	4	4

Total Shareholders’ Deficit	(19,877)	(10,023)

Total Liabilities and Shareholders’ Deficit	$14,886	$16,182

See accompanying notes to unaudited consolidated financial statements.

CEREPLAST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
GROSS SALES	$747	$191	$1,697	$305
Sales Discounts, Returns and Allowances	—	(1)	(1)	(12)

NET SALES	747	190	1,696	293
COST OF SALES	654	197	1,498	387

GROSS PROFIT (LOSS)	93	(7)	198	(94)
Research and Development	114	126	220	255
Selling, General and Administrative	1,159	2,009	2,662	3,673

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(1,180)	(2,142)	(2,684)	(4,022)
OTHER EXPENSES
Loss on Debt Extinguishment	(173)	(427)	(1,756)	(427)
Loss on Derivative Liabilities	(5,921)	(99)	(19,237)	(99)
Interest and Other Income	—	—	—	18
Interest Expense, Net	(1,442)	(1,253)	(3,091)	(1,777)

TOTAL OTHER EXPENSES, NET	(7,536)	(1,779)	(24,084)	(2,285)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(8,716)	(3,921)	(26,768)	(6,307)
Provision for Income Taxes	—	—	—	—

NET LOSS	(8,716)	(3,921)	(26,768)	(6,307)
OTHER COMPREHENSIVE INCOME
Gain (Loss) on Foreign Currency Translation	(114)	119	(50)	121

TOTAL COMPREHENSIVE LOSS	$(8,830)	$(3,802)	$(26,818)	$(6,186)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.20)	$(0.08)	$(0.32)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	474,847,995	19,947,205	355,084,811	19,471,441

CEREPLAST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands, except shares data)

	Six Months Ended
	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(26,768)	$(6,307)
Adjustment to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Amortization	435	356
Common Stock Issued for Services, Salaries and Wages	87	143
Amortization of Loan Discount	2,254	779
Extinguishment of Convertible Debt	1,756	348
Loss on Derivative Liabilities	19,237	99
Allowance for Doubtful Accounts	—	521
Changes in Operating Assets and Liabilities
Accounts Receivable	(1,020)	(95)
Deferred Loan Costs	265	262
Inventory	1,460	336
Prepaid Expenses and Other Current Assets	49	2
Restricted Cash	43	—
Accounts Payable	164	(402)
Accrued Expenses	621	34

NET CASH USED IN OPERATING ACTIVITIES	(1,417)	(3,924)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property, Equipment, and Intangibles	(3)	(125)
Proceeds from Sale of Equipment	—	15

NET CASH USED IN INVESTING ACTIVITIES	(3)	(110)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Leases	(30)	(36)
Payments made on Notes Payable	—	(603)
Proceeds from Convertible Notes, Net of Issuance Costs	63	450
Proceeds from Issuance of Preferred Stock	1,500	—
Proceeds from Issuance of Common Stock and Subscriptions, Net of Issuance Costs	(23)	488

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	1,510	299

FOREIGN CURRENCY TRANSLATION	(50)	(15)

NET INCREASE (DECREASE) IN CASH	40	(3,750)
CASH, BEGINNING OF PERIOD	183	3,940

CASH, END OF PERIOD	$223	$190

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year For:
Interest	$700	$373
Income Taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

During the six months ended June 30, 2013, the Company issued 63,548,299 shares valued at $342 for a settlement agreement. The Company also recognized $15 of expense related to vesting of employee stock options for the same period. During the six months ended June 30, 2012, the Company issued 84,478 shares valued at $88 to employees for service rendered during the period and 9,587 shares valued at $10 for a settlement agreement. The Company also recognized $46 of expense related to vesting of employee stock options for the same period.

See accompanying notes to unaudited consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

Cash

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. At various times throughout the year, we may have exceeded federally insured limits. At June 30, 2013 and December 31, 2012, balances in our cash accounts did not exceed federally insured limits of $0.25 million. We have not experienced any losses in such accounts and we do not believe we are exposed to any significant credit risk on cash and cash equivalents.

Concentration of Credit Risk

We had unrestricted cash totaling $0.2 million at June 30, 2013 and December 31, 2012. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We actively monitor changes in interest rates.

Going Concern

We have incurred a net loss of $26.7 million for the six months ended June 30, 2013, and $30.2 million for the year ended December 31, 2012, and have an accumulated deficit of $113.9 million as of June 30, 2013. Based on our operating plan, our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures and working capital requirements through December 31, 2013 without additional sources of cash. This raises substantial doubt about our ability to continue as a going concern.

Our plan to address the shortfall of working capital is to generate additional cash through a combination of refinancing existing credit facilities, incremental product sales and raising additional capital through debt and equity financings. While management believes that we will be able to deliver on our plans, there can be no assurances that we will be able to obtain any sources of financing on acceptable terms, or at all.

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

Fair Value of Financial Instruments

The carrying amounts of our financial instruments as of June 30, 2013 and December 31, 2012, which include cash, accounts receivable, unbilled receivable, accounts payable, accrued expenses, loans payable and convertible subordinated notes approximate their fair values due to the short-term nature of these instruments.

Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. Quantitative factors include customer’s past due balance, prior payment history, recent sales activity and days sales outstanding. Qualitative factors include macroeconomic environment, current product demand, estimated inventory levels and customer’s financial position. For our accounts receivable balances which have been fully reserved, we may have access to repossess unsold products held at customer locations as recourse for payment defaults. The fair market value of these products are considered as potential recovery in estimating net losses from uncollectible accounts. We record an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was approximately $15.0 million as of June 30, 2013 and December 31, 2012.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or market, and consist primarily of raw materials used in the manufacturing of bioplastic resins, finished bioplastic resins and finished goods. Inventories are reviewed for excess and obsolescence and a reserve is established accordingly. As of June 30, 2013 and December 31, 2012, inventories consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
	(Unaudited)
Raw Materials	$1,854	$1,950
Bioplastic Resins	3,680	5,082
Finished Goods	41	42
Packaging Materials	66	66
WIP	2	—
Obsolescence Reserve	(199)	(199)

Inventory, net	$5,444	$6,941

Property and Equipment

Property and equipment are stated at cost, and depreciation is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are between five and seven years. Repairs and maintenance expenditures are charged to expense as incurred. Property and Equipment consist of the following (in thousands):

	June 30, 2013	December 31, 2012
	(Unaudited)
Equipment	$5,732	$5,732
Building	4,218	4,218
Land	—	—
Construction In Progress	1,189	1,255
Auto	12	12
Furniture and Fixtures	297	297
Leasehold Improvements	87	87

	11,535	11,601
Accumulated Depreciation	(4,433)	(4,004)

Property and Equipment, Net	$7,102	$7,597

Intangible Assets

Intangible assets are stated at cost and consist primarily of patents and trademarks. Amortization is computed on the straight-line method over the estimated life of these assets, estimated to be between five and fifteen years. Intangible assets consist of the following (in thousands):

	June 30, 2013	December 31, 2012
	(Unaudited)
Intangible Assets	$296	$294
Accumulated Amortization	(55)	(49)

Intangible Assets, Net	$241	$245

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

During fiscal year 2012, and continuing through the second quarter of fiscal 2013, we experienced a significant decline in sales volume due to liquidity and sales resource constraints, which we believe to be temporary. Our reduced production volume has not changed the manner in which we use our property and equipment, nor its physical condition. Our current estimate of future net undiscounted cash flows indicates that the carrying value of our long-lived assets is recoverable and therefore no impairment is indicated.

Derivative Financial Instruments

Our derivative financial instruments consist of embedded and free-standing derivatives related primarily to the convertibles notes. The embedded derivatives include the conversion features, and liquidated damages clauses in the registration rights agreement. The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The recorded value of all derivatives at June 30, 2013 totaled approximately $13.7 million. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At June 30, 2013, derivatives were valued primarily using the Black-Scholes Option Pricing Model.

Comparative Figures

Certain of the prior year figures have been reclassified to conform to the presentation adopted in the current year.

3. CAPITAL STOCK

Capital Stock Issued

During the six months ended June 30, 2013, we issued shares of common stock as follows:

•	We issued 251,984,994 shares of common stock valued at $7.4 million, pursuant to exchange agreements.

•	We issued 241,162,593 shares of common stock valued at $9.2 million, in connection with the conversion of 92 shares of Series A Preferred Stock.

•	We issued 63,548,299 shares of common stock valued at approximately $342,000 pursuant to settlement agreements.

•	We issued 2,000,000 shares of common stock valued at approximately $60,000 in stock-based compensation.

•	We issued 200,000 shares of common stock valued at approximately $2,000 for lender fees.

As of August 13, 2013, we have issued 97.9 million shares of common stock since June 30, 2013, as follows:

•	42.9 million shares pursuant to our exchange agreements.

•	55.0 million shares pursuant to conversion of our Series A Preferred Stock.

Valuation Assumptions for Stock Options

During the year ended December 31, 2011, we granted options to our employees to purchase an aggregate of 300,000 shares of our common stock, with estimated total grant-date fair values of $0.7 million. We estimate that stock-based compensation for awards not expected to be exercised is $0.2 million. During the six months ended June 30, 2013 and June 30, 2012, we recorded stock-based compensation related to stock options of $15,000 and $46,000, respectively. The grant date fair value was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and the following assumptions:

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

Stock Option Activity

Under the 2004 Employee Stock Option Plan adopted by our board of directors (the “Plan”), our board of directors may issue incentive and non-qualified stock options to our employees. Options granted under the Plan generally expire at the end of five or ten years and vest in accordance with a vesting schedule determined by our board of directors, usually over three years from the grant date. As of June 30, 2013, we have 34,375 shares available for future grants under the Plan. We settle stock option exercises with newly issued shares of our common stock (in thousands except, per share data):

	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—January 1	204	$5.62	373	$8.65
Granted at fair value	—	—	—	—
Exercised	—	—	—	—
Cancelled/forfeited	(200)	—	—	—

Outstanding—June 30	4	22.40	373	8.65

Options exercisable at June 30	4	$22.40	193	$11.77

The following table summarizes information about stock options as of June 30, 2013, (in thousands, except per share data):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
$5.32—$22.40	4	$22.40	1.42	$—	4	$22.40	1.42	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $0.02 at June 28, 2013 which would have been received by the option holders had all option holders exercised their options as of that date.

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

Unless we have received the approval of the holders of a majority of the Series A Preferred Stock then outstanding, we shall not (i) alter or change adversely the powers, preferences or rights of the holders of the Series A Preferred Stock or alter or amend the Certificate of Designation; (ii) authorize or create any class of stock ranking senior as to distribution of dividends senior to the Series A Preferred Stock; (iii) amend our certificate of incorporation in breach of any provisions of the Certificate of Designation; increase the authorized number of Series A Preferred Stock; (iv) liquidate, or wind-up the business and affaires of the Corporation or effect any Deemed Liquidation Event, as defined in the Certificate of Designation.

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

The Series A Preferred Stock may be converted into share of common stock of the Company at the option of the Company or the holder. In the event of a conversion by the holder the conversion price per share shall be equal to the sum of (a) the Corporation Redemption Price plus the Embedded Derivative Liability (as defined in the Certificate of Designation) less any dividends paid, multiplied by (b) the number of shares being converted, divided by (c) the conversion price of $0.25. On February 27, 2013, the holder elected to convert 50 shares of Series A Preferred Stock into shares of common stock. In accordance with the formula discussed above, 50 shares of Series A Preferred Stock converted into 190,888,889 shares of common stock. On June 17, 2013, the holder elected to convert 42 shares of Series A Preferred Stock into shares of common stock. In accordance with the formula discussed above, 42 shares of Series A Preferred Stock converted into 78,818,852 shares of common stock. As of June 30, 2013, we issued 49,500,000 shares of common stock, while the remaining 29,318,852 shares were subscribed to the holder. In connection with the conversion, the Derivative Liability related to the 92 shares of Series A Preferred Stock, with a total value at the conversion date of $12.3 million, was reclassified into equity as a component of the common stock issued and subscribed. We estimated the fair value of the Series A Preferred Stock Embedded Derivative Liability and Series A Preferred Stock conversion option was $4.6 million and $2.0 million, respectively, at June 30, 2013. We estimated the fair value of the Embedded Derivative Liability using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	June 30, 2013
Expected life	0.8 years
Expected volatility	286.0%
Dividends	None
Risk-free interest rate	0.15%

We estimated the fair value of the conversion option using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	June 30, 2013
Expected life	0.8 years
Expected volatility	271.9%
Dividends	None
Risk-free interest rate	0.15%

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

On January 25, 2013, we entered into an Exchange Agreement with IBC Funds, LLC (“IBC Funds”) in connection with Purchase Agreements between IBC Funds and certain Noteholders, to purchase up to $2.0 million of Notes through November 2013. Total purchases by IBC Funds in the six months ended June 30, 2013 were $1.8 million.

At June 30, 2013 the Notes were convertible into 8,175,792 shares of our common stock.

Short-Term Convertible Notes

The total amount of Short-Term Convertible Notes Payable as of June 30, 2013 was $1,775,253, offset by discounts totalling $955,804. The total amount of Short-Term Convertible Notes Payable as of December 31, 2012 was $1,341,500, offset by discounts totalling $450,932. These Notes are comprised of the following:

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

•

The consideration received as through June 30, 2013 is $400,000, in exchange for a principal amount of $440,000 and issuance of 1,886,792 warrants (“the JMJ Warrants”) with an exercise price of $0.21, which may be reset if securities are issued for less than $0.21. For financial accounting purposes, the JMJ Warrants and conversion feature embedded in the JMJ Note were considered derivatives. The fair values of the JMJ Warrants and JMJ Note conversion features were estimated at inception and recorded as a debt discount and is being recorded to interest expense over the life of the JMJ Note. The derivatives will be valued at each reporting date and the change in estimated fair value will result in a gain or loss recorded in the statement of operations. The estimated grant date fair value of the JMJ Warrants and JMJ Note conversion were $198,113 and $187,195, respectively. We estimated the fair value of the JMJ Warrants and JMJ Note conversion features using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	June 26, 2012	August 9, 2012
Expected life	4 years	4 years
Expected volatility	95.4%	97.7%
Dividends	None	None
Risk-free interest rate	0.59%	0.66%

•

The estimated fair value of the JMJ Warrants and JMJ Note conversion features was $1.2 million and $153,393, respectively, at June 30, 2013. We estimated the fair value of the JMJ Warrants and JMJ Note conversion feature at June 30, 2013 using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	June 30, 2013
Expected life	3.0 years
Expected volatility	169.2%
Dividends	None
Risk-free interest rate	0.07%

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

•

The estimated fair value of the Magna Notes conversion features was $75,006 at June 30, 2013. We estimated the fair value of the Magna Notes conversion feature at June 30, 2013 using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	June 30, 2013
Expected life	0.6 years
Expected volatility	317.0%
Dividends	None
Risk-free interest rate	0.10%

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

•

The estimated fair value of the Hanover Notes conversion features was $204,000 at June 30, 2013. We estimated the fair value of the Hanover Notes conversion feature at June 30, 2013 using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	June 30, 2013
Expected life	0.3 years
Expected volatility	204.9%
Dividends	None
Risk-free interest rate	0.04%

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

•

The estimated fair value of the IBC Notes conversion features was $95,199 at June 30, 2013. We estimated the fair value of the IBC Notes conversion feature at June 30, 2013 using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	June 30, 2013
Expected life	0.6 years
Expected volatility	317.0%
Dividends	None
Risk-free interest rate	0.11%

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

•

The estimated fair value of the Ironridge Notes conversion features was $2.3 million at June 30, 2013. We estimated the fair value of the Ironridge Notes conversion feature at June 30, 2013 using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	June 30, 2013
Expected life	0.6 years
Expected volatility	301.1%
Dividends	None
Risk-free interest rate	0.10%

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

In July 2013, Cereplast Italia was unable to secure a new lender to repay the Note owed to Sviluppumbria S.p.A and is in default, although we have not received a formal Notice of Default. Cereplast Italia continues to have ongoing discussions to explore acceptable alternatives with Sviluppumbria S.p.A. Such possible alternatives include, but are not limited to, a revised payment plan with financial concessions, however, if we are unable to reach an agreement with Sviluppumbria S.p.A, Cereplast Italia may abandon the property and pursue recovery of its full investment.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2013 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
None	$—	$—	$—	$—

Total assets measured at fair value	$—	$—	$—	$—

Liabilities
Derivative liability (1)	$13,739	$—	$—	$13,739

Total liabilities measured at fair value	$13,739	$—	$—	$13,739

(1)	See Note 4 for additional discussion.

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2013. We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

(in thousands)	Derivative Liability
Balance at December 31, 2012	$3,189
Total gains or losses (realized and unrealized)
Included in net loss	19,237
Valuation adjustment	(8,687)
Purchases, issuances, and settlements, net	—
Transfers to Level 3	—

Balance at June 30, 2013	$13,739

6. LEASES

We currently operate out of our manufacturing facility in Seymour, IN. The lease underlying this facility is summarized below:

•

Indiana Facility — The Seymour facility consists of approximately 105,000 square feet used as a manufacturing and distribution facility for our products. The lease commenced in January 2008, with a ten year term expiring in January 2018. Our current monthly rent is $25,000.

•

California Facility — The El Segundo facility consists of approximately 5,475 square feet of corporate office space. The lease commenced on March 1, 2010 and has a term of five years. The lease was subsequently amended on April 1, 2011 to add additional office space, which expired on May 31, 2013. Our current monthly rent is $9,110, with 3% annual escalation.

7. MAJOR CUSTOMERS AND FOREIGN SALES

The following customers accounted for 10% or more of net revenue in the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Customer A	—	—	—	26.4%
Customer B	—	—	—	22.8%
Customer C	—	31.2%	—	11.6%
Customer D	—	22.2%	—	8.2%
Customer E	25.9%	—	36.8%	—
Customer F	22.5%	—	21.7%	—
Customer G	23.7%	—	10.4%	—

Our net sales were made up of sales to customers in the following geographic regions (in thousands):

	Three Months Ended June 30,
	2013		2012
North America	$17	2.3%	$160	84.5%
International
Germany	—	—	11	5.9%
Italy	709	94.9%	—	—
India	21	2.8%	—	—
Other	—	0.0%	19	9.6%

Net sales	$747	100.0%	$190	100.0%

	Six Months Ended June 30,
	2013		2012
North America	$64	3.8%	$245	83.5%
International
Italy	1,590	93.8%	6	2.1%
Germany	21	1.2%	14	4.9%
India	21	1.2%	—	—
Other	—	0.0%	28	9.5%

Net sales	$1,696	100.0%	$293	100.0%

8. INCOME TAX

We are subject to U.S. and California income tax. Subject to limited statutory exceptions, we are no longer subject to federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2006. We are not presently liable for any income taxes nor are we undergoing any tax examinations by the Internal Revenue Service. No Deferred Tax Assets or Deferred Tax Liabilities are included in our balance sheets at June 30, 2013 or December 31, 2012.

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

In connection with our JMJ Note, we issued a warrant to purchase 1,886,792 shares of our common stock. The warrants had an initial exercise price of $0.21 per share and are exercisable for a period of four years. The warrants also contained a reset provision that was triggered upon conversion of debts during the fourth quarter of 2012 and again during the first quarter of 2013. As a result, the number of warrants issued increased to 30,769,231 and the exercise price decreased to $0.013 in connection with the JMJ Note as of December 31, 2012 and 64,102,564 warrants with an exercise price of $0.00624 as of June 30, 2013.

A summary of warrant activity for the period ending June 30, is as follows (in thousands except per share data):

	2013		2012
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding—January 1,	35,313	$0.41	4,219	$5.09
Issued	33,333	0.006	—	—
Exercised	—	—	—	—

Outstanding—June 30,	68,646	0.22	4,219	5.09

Warrants exercisable at end of period	68,646	$0.22	4,219	$5.09

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

During fiscal year 2012, and continuing through the second quarter of fiscal 2013, we experienced a significant decline in sales volume due to liquidity and sales resource constraints, which we believe to be temporary. Our reduced production volume has not changed the manner in which we use our property and equipment, nor its physical condition. Our current estimate of future net undiscounted cash flows indicates that the carrying value of our long-lived assets is recoverable and therefore no impairment is indicated.

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

Derivative Financial Instruments

Our derivative financial instruments consist of embedded and free-standing derivatives related primarily to the convertibles notes. The embedded derivatives include the conversion features, and liquidated damages clauses in the registration rights agreement. The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The recorded value of all derivatives at June 30, 2013 totaled approximately $13.7 million. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At June 30, 2013, derivatives were valued primarily using the Black-Scholes Option Pricing Model.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012

Sales

Net sales for the three months ended June 30, 2013 were approximately $0.7 million, compared to $0.2 million in the same period in 2012. Sales increased from the prior year due to growing demand in our European markets primarily due to anticipated legislation in Italy banning traditional plastic bags.

Cost of Sales

Cost of sales is comprised of variable costs associated with our product revenues. Cost of sales for the three months ended June 30, 2013 was approximately $0.7 million, compared to $0.2 million for the same period in 2012. The increase in cost of sales is due to an increase in our sales.

Gross Profit (Loss)

Gross profit (loss) for the three months ended June 30, 2013 was approximately $0.1 million, compared to ($7,000) for the same period in 2012. The increase in gross profit was attributable to our increase in sales as stated above.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2013 were $0.1 million, compared to approximately $0.1 million for the same period in 2012. Research and development expenses have not increased due to our cost containment effort to preserve working capital.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2013 were $1.2 million, compared to $2.0 million for the same period in 2012. Our decrease in sales, general and administrative expenses was primarily due to reduced headcount and a reduction in fixed production overhead costs classified as selling, general and administrative expense due to an extended period of abnormally low production volume.

Other Income and Expense, Net

Other income and expense, net for the three months ended June 30, 2013 was a net expense of $7.5 million, as compared to a net expense of $1.8 million in the same period in 2012. The increase in expense was primarily a result of the change in our derivative liability related to our warrants, short term convertible debt and preferred stock agreements.

Net Loss

Net loss for the three months ended June 30, 2013 was $8.7 million, as compared to $3.9 million in the same period in 2012. The increase in net loss was primarily driven by an increase in Other Expense related to our financing transactions. As discussed above, Other Income and Expense, net was unfavorably impacted by losses on derivative liabilities totaling $5.9 million.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2012

Sales

Net sales for the six months ended June 30, 2013 were approximately $1.7 million, compared to $0.3 million in the same period in 2012. Sales increased from the prior year due to growing demand in our European markets primarily due to anticipated legislation in Italy banning traditional plastic bags.

Cost of Sales

Cost of sales is comprised of variable costs associated with our product revenues. Cost of sales for the six months ended June 30, 2013 was approximately $1.5 million, compared to $0.4 million for the same period in 2012. The increase in cost of sales is due to an increase in our sales.

Gross Profit (Loss)

Gross profit (loss) for the six months ended June 30, 2013 was approximately $0.2 million, compared to ($0.1) million for the same period in 2012. The increase in gross profit was attributable to our increase in sales as stated above.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2013 were $0.2 million, compared to approximately $0.3 million for the same period in 2012. Research and development expenses have slightly decreased due to our cost containment effort to preserve working capital.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2013 were $2.7 million, compared to $3.7 million for the same period in 2012. Our decrease in sales, general and administrative expenses was primarily due to reduced headcount and a reduction in fixed production overhead costs classified as selling, general and administrative expense due to an extended period of abnormally low production volume.

Other Income and Expense, Net

Other income and expense, net for the six months ended June 30, 2013 was a net expense of $24.1 million, as compared to a net expense of $2.3 million in the same period in 2012. The increase in expense was primarily a result of the change in our derivative liability related to our warrants, short term convertible debt and preferred stock agreements. In addition, we recorded $1.8 million in debt extinguishment costs related to the exchange of certain of our term loan and convertible notes.

Net Loss

Net loss for the six months ended June 30, 2013 was $26.8 million, as compared to $6.3 million in the same period in 2012. The increase in net loss was primarily driven by an increase in Other Expense related to our financing transactions. As discussed above, Other Income and Expense, net was unfavorably impacted by losses on derivative liabilities totaling $19.2 million.

LIQUIDITY AND CAPITAL RESOURCES

We require working capital to fund our operations, including payments to finance our research and development and expand sales and marketing, to purchase equipment, service indebtedness, satisfy lease obligations and execute on our business plan and growth strategy.

We had net unrestricted cash of $0.2 million at both June 30, 2013 and at December 31, 2012.

Cash used in operating activities during the six months ended June 30, 2013 was $1.4 million, compared to $3.9 million during the same period in the 2012. The decrease in cash used in operations was primarily a result of lower operating expense and cash proceeds from increased resin sales.

Cash used in investing activities during the six months ended June 30, 2013 was $3,000 compared to cash used in investing activities of approximately $0.1 million during the same period in 2012.

Cash provided by financing activities during the six months ended June 30, 2012 was $1.5 million compared to cash used in financing activities of $0.3 million during the same period in 2012. The increase was primarily attributed to proceeds received from issuance of preferred stock and short term convertible notes.

We have incurred a net loss of $26.8 million for the six months ended June 30, 2013, and $30.2 million for the year ended December 31, 2012, and have an accumulated deficit of $113.9 million as of June 30, 2013. Based on our operating plan, our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures and working capital requirements through December 31, 2013 without additional sources of cash. This raises substantial doubt about our ability to continue as a going concern.

Our plan to address the shortfall of working capital is to generate additional cash through a combination of refinancing existing credit facilities, incremental product sales and raising additional capital through debt and equity financings. While management believes that we will be able to deliver on our plans, there can be are no assurances that we will be able to obtain any sources of financing on acceptable terms, or at all.

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

On January 3, 2013, we received a Notice of Event of Default from Wells Fargo Bank, National Association, the Trustee under the Indenture. The Notice was triggered by our failure to pay on December 1, 2012 pursuant to the terms of the Forbearance Agreements dated as of May 31, 2012 entered into with the holders of the Notes, interest in the amount of $332,500 that was due on June 1, 2012 (the “June 2012 Interest Payment”) and interest in the amount of $332,500 due on December 1, 2012 (the “December 2012 Interest Payment”). On January 25, 2013, the Holders of the Notes entered into a payment agreement with IBC Funds, LLC (“IBC”) pursuant to which IBC agreed to purchase up to $2,000,000 of the principal amount of the Notes in tranches. In connection with the execution of the payment agreement, the Holders agreed to waive the Event of Default and forebear from exercising any of their rights and remedies under the Indenture in connection with our failure to make the June 2012 and December 2012 Interest Payments until the earlier of December 31, 2013 or the date IBC has failed to make payments as set forth in the Payment Agreement.

On January 25, 2013, we entered into an Exchange Agreement with IBC in connection with Purchase Agreements between IBC and certain Noteholders, to purchase up to $2.0 million of Notes through November 2013. Total purchases by IBC in the six months ended June 30, 2013 were $1.8 million.

At June 30, 2013 the Notes were convertible into 8,175,792 shares of our common stock.

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

In July 2013, Cereplast Italia was unable to secure a new lender to repay the Note owed to Sviluppumbria S.p.A and is in default, although we have not received a formal Notice of Default. Cereplast Italia continues to have ongoing discussions to explore acceptable alternatives with Sviluppumbria S.p.A. Such possible alternatives include, but are not limited to, a revised payment plan with financial concessions, however, if we are unable to reach an agreement with Sviluppumbria S.p.A, Cereplast Italia may abandon the property and pursue recovery of its full investment.

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

Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2013, due to material weaknesses existing in our internal controls as of December 31, 2012 (described below), which have not been fully remediated as of June 30, 2013, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2013, management continued to implement the steps outlined above under “Remediation Activities” to improve the quality of its ICFR.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

101	XBRL (Extensible Business Reporting Language) The following materials from Cereplast Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of operations and other comprehensive loss, (iii) consolidated statement of cash flows, and (iv) the notes to the consolidated financial statements.

***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2013

CEREPLAST, INC.

By:	/s/ Frederic Scheer
Frederic Scheer Chairman and Chief Executive Officer (Principal Executive Officer)