Form 10-Q
period 2013-09-30
Cereplast Inc
filed 2013-11-14
CIK 1324759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of common stock outstanding as of November 11, 2013 is 994,949,093

CEREPLAST, INC.

FORM 10-Q

Page
PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS	3

CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 2013 AND DECEMBER 31, 2012	3

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012	4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012	5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	6

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

Item 4. CONTROLS AND PROCEDURES	28

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS	30

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	30

Item 3. DEFAULTS UPON SENIOR SECURITIES	30

Item 4. MINE SAFETY DISCLOSURES	30

Item 5. OTHER INFORMATION	30

Item 6. EXHIBITS	31

SIGNATURES	32
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

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CEREPLAST, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$233	$183
Accounts Receivable, Net	1,021	149
Inventory, Net	5,722	6,941
Prepaid Expenses and Other Current Assets	199	227

Total Current Assets	7,175	7,500

Property and Equipment
Property and Equipment	11,152	11,601
Accumulated Depreciation and Amortization	(4,660)	(4,004)

Property and Equipment, Net	6,492	7,597

Other Assets
Restricted Cash	—	43
Deferred Loan Costs	350	750
Intangible Assets, Net	239	245
Deposits	48	47

Total Other Assets	637	1,085

Total Assets	$14,304	$16,182

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$920	$803
Accrued Expenses	3,386	3,663
Capital Leases, Current Portion	97	85
Loan Payable, Current Portion	6,224	5,978
Convertible Subordinated Notes, Current Portion	1,122	891
Derivative Liability	15,142	3,189
Preferred Stock, $0.001 par value; 5,000,000 shares authorized, 490 and 92 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	2,213	500

Total Current Liabilities	29,104	15,109

Long-Term Liabilities
Loan Payable	—	923
Convertible Subordinated Notes	7,500	10,000
Capital Leases, Long-Term	120	173

Total Long-Term Liabilities	7,620	11,096

Total Liabilities	36,724	26,205

Shareholders’ Deficit
Common Stock, $0.001 par value; 2,000,000,000 shares authorized; 810,757,671 and 63,463,659 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	811	63
Common Stock Subscribed, not issued	1,358	—
Additional Paid in Capital	96,416	76,919
Accumulated Deficit	(121,136)	(87,097)
Accumulated Other Comprehensive Income	127	88

Total Shareholders’ Deficit	(22,424)	(10,027)
Noncontrolling Interests	4	4

Total Shareholders’ Deficit	(22,420)	(10,023)

Total Liabilities and Shareholders’ Deficit	$14,304	$16,182

See accompanying notes to unaudited consolidated financial statements.

CEREPLAST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
GROSS SALES	$438	$481	$2,135	$786
Sales Discounts, Returns and Allowances	(2)	(4)	(3)	(16)

NET SALES	436	477	2,132	770
COST OF GOOD SOLD	382	473	1,880	861

GROSS PROFIT (LOSS)	54	4	252	(91)
OPERATING EXPENSES:
Research and Development	75	115	295	371
Selling, General and Administrative	1,134	6,847	3,796	10,518
Impairment of Long-Lived Assets	547	—	547	—

Total Operating Expenses	1,756	6,962	4,638	10,889

OPERATING LOSS	(1,702)	(6,958)	(4,386)	(10,980)
Debt Extinguishment	(1,065)	—	(2,821)	(427)
Change in Derivative Liabilities	(2,392)	47	(21,629)	(52)
Interest and Other Income	—	—	—	18
Interest Expense	(2,112)	(3,057)	(5,203)	(4,834)

LOSS BEFORE PROVISION FOR INCOME TAXES	(7,271)	(9,968)	(34,039)	(16,275)
Provision for Income Taxes	—	—	—	—

NET LOSS	(7,271)	(9,968)	(34,039)	(16,275)
Gain (Loss) on Foreign Currency Translation	89	(95)	39	26

Total Comprehensive Loss	$(7,182)	$(10,063)	$(34,000)	$(16,249)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.40)	$(0.07)	$(0.77)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	731,817,081	24,739,449	482,042,209	21,242,115

See accompanying notes to unaudited consolidated financial statements.

CEREPLAST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands, except shares data)

	Nine Months Ended
	September 30, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(34,039)	$(16,275)
Adjustment to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Amortization	665	536
Allowance for Doubtful Accounts	3	5,082
Common Stock Issued for Services, Salaries and Wages	171	160
Amortization of Loan Discount	4,230	3,223
Extinguishment of Convertible Debt	2,821	368
Loss on Derivative Liabilities	21,629	52
Impairment of Long-Lived Assets	547	—
Changes in Operating Assets and Liabilities
Accounts Receivable	(875)	537
Deferred Loan Costs	400	458
Inventory	1,219	814
Prepaid Expenses and Other Current Assets	28	(171)
Restricted Cash	43	—
Accounts Payable	116	659
Accrued Expenses	749	288

NET CASH USED IN OPERATING ACTIVITIES	(2,293)	(4,269)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property, Equipment, and Intangibles	(3)	(180)
Proceeds from Sale of Equipment	—	15

NET CASH USED IN INVESTING ACTIVITIES	(3)	(165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Capital Leases	(41)	(50)
Payments made on Notes Payable	(63)	(603)
Proceeds from Convertible Notes, Net of Issuance Costs	63	600
Proceeds from Issuance of Preferred Stock	2,750	400
Proceeds from Issuance of Common Stock and Subscriptions, Net of Issuance Costs	(23)	400

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,686	747

FOREIGN CURRENCY TRANSLATION	(340)	(16)

NET INCREASE (DECREASE) IN CASH	50	(3,703)
CASH, BEGINNING OF PERIOD	183	3,940

CASH, END OF PERIOD	$233	$237

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year For:
Interest	$960	$460
Income Taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

During the nine months ended September 30, 2013, the Company issued 63,548,299 shares valued at $342 for a settlement agreement. The Company also issued 3,200,000 shares valued at $86 for services rendered and $60 of expense related to vesting of employee stock options for the same period. During the nine months ended September 30, 2012, the Company issued 84,478 shares valued at $88 to employees for service rendered during the period, 50,000 shares valued at $11 to a vendor for services rendered during the period and 9,587 shares valued at $10 for a settlement agreement. The Company also recognized $51 of expense related to vesting of employee stock options for the same period.

See accompanying notes to unaudited consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

Cash

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. At various times throughout the year, we may have exceeded federally insured limits. At September 30, 2013 and December 31, 2012, balances in our cash accounts did not exceed federally insured limits of $0.25 million. We have not experienced any losses in such accounts and we do not believe we are exposed to any significant credit risk on cash and cash equivalents.

Concentration of Credit Risk

We had no unrestricted cash at September 30, 2013. We had unrestricted cash totaling $0.2 million at December 31, 2012. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. We actively monitor changes in interest rates.

Going Concern

We have incurred a net loss of $34.0 million for the nine months ended September 30, 2013, and $30.2 million for the year ended December 31, 2012, and have an accumulated deficit of $121.1 million as of September 30, 2013. Based on our operating plan, our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures and working capital requirements through December 31, 2013 without additional sources of cash. This raises substantial doubt about our ability to continue as a going concern.

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

Fair Value of Financial Instruments

The carrying amounts of our financial instruments as of September 30, 2013 and December 31, 2012, which include cash, accounts receivable, unbilled receivable, accounts payable, accrued expenses, loans payable and convertible subordinated notes approximate their fair values due to the short-term nature of these instruments.

Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. Quantitative factors include customer’s past due balance, prior payment history, recent sales activity and days sales outstanding. Qualitative factors include macroeconomic environment, current product demand, estimated inventory levels and customer’s financial position. For our accounts receivable balances that have been fully reserved, we may have access to repossess unsold products held at customer locations as recourse for payment defaults. The fair market value of these products are considered as potential recovery in estimating net losses from uncollectible accounts. We record an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was approximately $0 and $15.0 million as of September 30, 2013 and December 31, 2012, respectively.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or market, and consist primarily of raw materials used in the manufacturing of bioplastic resins, finished bioplastic resins and finished goods. Inventories are reviewed for excess and obsolescence and a reserve is established accordingly. As of September 30, 2013 and December 31, 2012, inventories consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
	(Unaudited)
Raw Materials	$1,961	$1,950
Bioplastic Resins	3,853	5,082
Finished Goods	41	42
Packaging Materials	66	66
WIP	—	—
Obsolescence Reserve	(199)	(199)

Inventory, net	$5,722	$6,941

Property and Equipment

Property and equipment are stated at cost, and depreciation is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are between five and seven years. Repairs and maintenance expenditures are charged to expense as incurred. During the three months ended September 30, 2013, we recorded in an impairment of $0.5 million on our Building in Italy to adjust its net book value to equal the carrying value of its related mortgage to reflect our current dispute with the seller, as disclosed in Note 4. Property and Equipment consist of the following (in thousands):

	September 30, 2013	December 31, 2012
	(Unaudited)
Equipment	$5,732	$5,732
Building	3,835	4,218
Construction In Progress	1,189	1,255
Auto	12	12
Furniture and Fixtures	297	297
Leasehold Improvements	87	87

	11,152	11,601
Accumulated Depreciation	(4,660)	(4,004)

Property and Equipment, Net	$6,492	$7,597

Intangible Assets

Intangible assets are stated at cost and consist primarily of patents and trademarks. Amortization is computed on the straight-line method over the estimated life of these assets, estimated to be between five and fifteen years. Intangible assets consist of the following (in thousands):

	September 30, 2013	December 31, 2012
	(Unaudited)
Intangible Assets	$296	$294
Accumulated Amortization	(57)	(49)

Intangible Assets, Net	$239	$245

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

During fiscal year 2012, and continuing through the third quarter of fiscal 2013, we experienced a significant decline in sales volume due to liquidity and sales resource constraints, which we believe to be temporary. Our reduced production volume has not changed the manner in which we use our equipment, nor its physical condition. Our current estimate of future net undiscounted cash flows indicates that the carrying value of our long-lived assets is recoverable and therefore no impairment is recorded for equipment.

During the third quarter of 2013, Cereplast Italia is in default with its mortgage payable related to our building in Italy. We have recorded an impairment of $0.5 million to adjust the carrying value of our building to equal the outstanding value of its related mortgage to reflect our potential loss exposure based on this default.

Derivative Financial Instruments

Our derivative financial instruments consist of embedded and free-standing derivatives related primarily to the convertibles notes. The embedded derivatives include the conversion features, and liquidated damages clauses in the registration rights agreement. The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The recorded value of all derivatives at September 30, 2013 totaled approximately $15.1 million. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At September 30, 2013, derivatives were valued primarily using the Black-Scholes Option Pricing Model.

Comparative Figures

Certain of the prior year figures have been reclassified to conform to the presentation adopted in the current year.

3. CAPITAL STOCK

Capital Stock Issued

During the nine months ended September 30, 2013, we issued shares of common stock as follows:

•	We issued 317,251,420 shares of common stock valued at $8.7 million, pursuant to exchange agreements.

•	We issued 361,294,293 shares of common stock valued at $12.5 million, in connection with the conversion of 141 shares of Series A Preferred Stock.

•	We issued 63,548,299 shares of common stock valued at approximately $342,000 pursuant to settlement agreements.

•	We issued 2,000,000 shares of common stock valued at approximately $60,000 in stock-based compensation.

•	We issued 3,000,000 shares of common stock valued at approximately $83,700 for consultant fees.

•	We issued 200,000 shares of common stock valued at approximately $2,000 for lender fees.

We have issued 184.2 million shares of common stock since September 30, 2013, as follows:

•	176.7 million shares of common stock pursuant to conversion of our Series A Preferred Stock.

•	7.5 million shares of common stock valued at approximately $97,500 for consultant fees.

Valuation Assumptions for Stock Options

During the year ended December 31, 2011, we granted options to our employees to purchase an aggregate of 300,000 shares of our common stock, with estimated total grant-date fair values of $0.7 million. We estimate that stock-based compensation for awards not expected to be exercised is $0.2 million. During the nine months ended September 30, 2013 and September 30, 2012, we recorded stock-based compensation related to stock options of $60,000 and $51,000, respectively. The grant date fair value was estimated at the date of grant using the Black-Scholes option pricing model, assuming no dividends and the following assumptions:

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

Stock Option Activity

Under the 2004 Employee Stock Option Plan adopted by our board of directors (the “Plan”), our board of directors may issue incentive and non-qualified stock options to our employees. Options granted under the Plan generally expire at the end of five or ten years and vest in accordance with a vesting schedule determined by our board of directors, usually over three years from the grant date. As of September 30, 2013, we have 34,375 shares available for future grants under the Plan. We settle stock option exercises with newly issued shares of our common stock (in thousands except, per share data):

	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—January 1	204	$5.62	373	$8.65
Granted at fair value	—	—	—	—
Exercised	—	—	—	—
Cancelled/forfeited	(200)	—	—	—

Outstanding—September 30	4	22.40	373	8.65

Options exercisable at September 30	4	$22.40	193	$11.77

The following table summarizes information about stock options as of September 30, 2013, (in thousands, except per share data):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
$5.32—$22.40	4	$22.40	1.42	$—	4	$22.40	1.42	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $0.01 at September 30, 2013 which would have been received by the option holders had all option holders exercised their options as of that date.

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

Upon any liquidation, dissolution or winding up of the Company, after payment or provision for payment of debts and other liabilities of the Company, the holders of Series A Preferred Stock shall be entitled to receive, pari passu with any distribution to the holders of Common Stock of the Company, an amount equal to $10,000 per share of Series A Preferred Stock plus any accrued and unpaid dividends.

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

The Series A Preferred Stock may be converted into shares of common stock of the Company at the option of the Company or the holder. In the event of a conversion by the holder at a price per share equal to the sum of (a) the Corporation Redemption Price plus the Embedded Derivative Liability (as defined in the Certificate of Designation) less any dividends paid, multiplied by (b) the number of shares being converted, divided by (c) the conversion price of $0.25. On February 27, 2013, the holder elected to convert 50 shares of Series A Preferred Stock into shares of common stock. In accordance with the formula discussed above, 50 shares of Series A Preferred Stock converted into 190,888,889 shares of common stock. On June 17, 2013, the holder elected to convert 42 shares of Series A Preferred Stock into shares of common stock. In accordance with the formula discussed above, 42 shares of Series A Preferred Stock converted into 115,631,700 shares of common stock. On September 4, 2013, the holder elected to convert 49 shares of Series A Preferred Stock into shares of common stock. In accordance with the formula discussed above, 49 shares of Series A Preferred Stock converted into 134,821,492 shares of common stock. As of September 30, 2013, we issued 54,000,000 shares of common stock, while the remaining 80,821,492 shares were subscribed to the holder. In connection with the conversion, the Derivative Liability related to the 141 shares of Series A Preferred Stock, with a total value at the conversion date of $12.3 million, was reclassified into equity as a component of the common stock issued and subscribed. We estimated the fair value of the Series A Preferred Stock Embedded Derivative Liability and Series A Preferred Stock conversion option was $6.7 million and $30,000, respectively, at September 30, 2013. We estimated the fair value of the Embedded Derivative Liability using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	September 30, 2013
Expected life	0.6 years
Expected volatility	270.2%
Dividends	None
Risk-free interest rate	0.04%

We estimated the fair value of the conversion option using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	September 30, 2013
Expected life	0.3 years
Expected volatility	125.0%
Dividends	None
Risk-free interest rate	0.02%

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

On January 25, 2013, we entered into an Exchange Agreement with IBC Funds, LLC (“IBC Funds”) in connection with Purchase Agreements between IBC Funds and certain Noteholders, to purchase up to $2.0 million of Notes through November 2013. Total purchases by IBC Funds in the nine months ended September 30, 2013 were $2.5 million.

At September 30, 2013 the Notes were convertible into 7,500,000 shares of our common stock.

Short-Term Convertible Notes

The total amount of Short-Term Convertible Notes Payable as of September 30, 2013 was $2.1 million, offset by discounts totalling $977,000. The total amount of Short-Term Convertible Notes Payable as of December 31, 2012 was $1.3 million, offset by discounts totalling $451,000. These Notes are comprised of the following:

•	From June 1, 2012 through January 17, 2013, we issued Convertible Promissory Notes to Asher Enterprises, Inc. (the “Asher Notes”) with a remaining principal amount of $213,000 and bearing 8% annual interest. The Asher Notes have maturity dates between September 13, 2013 and October 17, 2013 with repayment options from 100% to 135% of the principal amount beginning 90 days from each issuance date. The holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price calculated as 70% of the average of the five lowest trading prices for our common stock during the 90 days prior to the conversion date. Proceeds from the Asher Notes were used to fund Company operations.

•	On June 26, 2012, we issued a Promissory Note to JMJ Financial (the “JMJ Note”) of up to $1.1 million, which bears 0% interest if repaid at maturity. The JMJ Note has a maturity date of 180 days from the effective date of each funding. The principal amount due to JMJ Financial (“JMJ”) was prorated based on the consideration actually paid by JMJ, plus an approximate 10% Original Issue Discount (“OID”) that is prorated based on the consideration actually paid by JMJ as well as any other interest or fees. In addition, we will issue 100% warrant coverage for each amount funded under the JMJ Note. In addition, JMJ has the right, at any time at its election, to convert all or part of the outstanding and unpaid principal and any other fees, into shares of fully paid and non-assessable shares of our common stock. The conversion price is a variable calculation of 80% of the average of the three lowest closing prices for our common stock during the 20 days prior to the conversion date. We are only required to repay the amount funded and we are not required to repay any unfunded portion of the JMJ Note.

•	The consideration received as through September 30, 2013 is $400,000, in exchange for a principal amount of $440,000 and issuance of 1,886,792 warrants (“the JMJ Warrants”) with an exercise price of $0.21, which may be reset if securities are issued for less than $0.21. For financial accounting purposes, the JMJ Warrants and conversion feature embedded in the JMJ Note were considered derivatives. The fair values of the JMJ Warrants and JMJ Note conversion features were estimated at inception and recorded as a debt discount and is being recorded to interest expense over the life of the JMJ Note. The derivatives will be valued at each reporting date and the change in estimated fair value will result in a gain or loss recorded in the statement of operations. The estimated grant date fair value of the JMJ Warrants and JMJ Note conversion were $198,113 and $187,195, respectively. We estimated the fair value of the JMJ Warrants and JMJ Note conversion features using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	June 26, 2012	August 9, 2012
Expected life	4 years	4 years
Expected volatility	95.4%	97.7%
Dividends	None	None
Risk-free interest rate	0.59%	0.66%

•	The estimated fair value of the JMJ Warrants and JMJ Note conversion features was $1.2 million and $153,393, respectively, at September 30, 2013. We estimated the fair value of the JMJ Warrants and JMJ Note conversion feature at September 30, 2013 using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	September 30, 2013
Expected life	2.7 years
Expected volatility	180.7%
Dividends	None
Risk-free interest rate	0.63%

•	On October 15, 2012, we entered into an Exchange Agreement (the “Exchange Agreement”) with Magna Group LLC (“Magna”), pursuant to which we agreed to issue to Magna convertible notes (the “Magna Notes”), in the aggregate principal amount of up to $4.6 million, in exchange for an equal amount of participation interests in certain secured promissory notes (the “Secured Notes”) issued by us to Horizon to be acquired by Magna. Pursuant to a participation purchase agreement dated as of October 15, 2012 (the “Magna Purchase Agreement”), Magna agreed to acquire, in tranches through on or around February 15, 2013, participation interests in the Secured Notes from Horizon up to the maximum amount of the principal outstanding, together with accrued interest and fees. The total issuances in 2012 were $1.0 million under the Exchange Agreement, pursuant to which we issued a Magna Note in exchange for a participation interest in a Secured Note. The Magna Notes bear interest at the rate of 6% per annum and mature 12 months after the date of issuance. The Magna Notes are convertible at the option of the holder at a conversion price equal to 75% of the average of the three lowest volume weighted average prices during the ten consecutive trading day period immediately prior to the date of conversion. The Magna Notes contain standard default provisions and provisions for adjustment of the conversion price in the event of subsequent equity sales. For financial accounting purposes, the conversion feature embedded in the Magna Notes were considered derivatives. The fair values of the Magna Notes conversion features were estimated at inception and recorded as a debt discount and is being recorded to interest expense over the life of the Magna Notes. The derivatives will be valued at each reporting date and the change in estimated fair value will result in a gain or loss recorded in the statement of operations. The estimated fair value of the Magna Notes conversion were $198,113. We estimated the fair value of the Magna Notes conversion feature using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	October 15, 2012	November 8, 2012
Expected life	1 year	1 year
Expected volatility	155.6%	125.9%
Dividends	None	None
Risk-free interest rate	0.19%	0.20%

•	The estimated fair value of the Magna Notes conversion features was $35,000 at September 30, 2013. We estimated the fair value of the Magna Notes conversion feature at September 30, 2013 using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	September 30, 2013
Expected life	0.3 years
Expected volatility	125.0%
Dividends	None
Risk-free interest rate	0.02%

•	On October 15, 2012, we entered into a Note Purchase Agreement (the “Hanover Purchase Agreement”) with Hanover Holding I, LLC (“Hanover”), pursuant to which Hanover agreed to purchase from us, and we agreed to sell to Hanover (subject to the terms and conditions set forth therein), an aggregate of $0.8 million of convertible promissory notes (the “Hanover Notes”). Subject to the terms and conditions set forth in the Hanover Purchase Agreement, the Hanover Notes will be sold in tranches of $100,000 through on or around February 15, 2013. The total issuances in 2012 were $0.3 million under the Hanover Purchase Agreement. The Hanover Notes bear interest at the rate of 12% per annum and mature eight months after issuance. The Hanover Notes are convertible at the option of the holder at a price equal to 75% of the average of the three lowest volume weighted average prices during the ten consecutive trading day period immediately prior to the date of conversion. The Hanover Notes contain standard default provisions and provisions for adjustment for the conversion price in the event of subsequent equity sales. For financial accounting purposes, the conversion feature embedded in the Hanover Notes were considered derivatives. The fair values of the Hanover Notes conversion features were estimated at inception and recorded as a debt discount and is being recorded to interest expense over the life of the Hanover Notes. The derivatives will be valued at each reporting date and the change in estimated fair value will result in a gain or loss recorded in the statement of operations. The estimated fair value of the Hanover Notes conversion were $204,498. We estimated the fair value of the Hanover Notes conversion feature using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	October 15, 2012	November 8, 2012	November 8, 2012
Expected life	0.7 years	0.7 years	0.7 years
Expected volatility	133.3%	138.0%	163.9%
Dividends	None	None	None
Risk-free interest rate	0.15%	0.15%	0.10%

•	The estimated fair value of the Hanover Notes conversion features was $152,000 at September 30, 2013. We estimated the fair value of the Hanover Notes conversion feature at September 30, 2013 using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	September 30, 2013
Expected life	0.3 years
Expected volatility	125.0%
Dividends	None
Risk-free interest rate	0.02%

•	On January 28, 2013, we entered into an Exchange Agreement (the “Exchange Agreement”) with IBC Funds LLC (“IBC”), pursuant to which we agreed to issue to IBC convertible notes (the “IBC Notes”), in the aggregate principal amount of up to $2.0 million, in exchange for an equal amount of participation interests in certain subordinated convertible debentures (the “Subordinated Notes”). Pursuant to various note purchase agreements dated as of January 25, 2013 (the “IBC Purchase Agreement”), IBC agreed to acquire, in tranches through on or around November 28, 2013, participation interests in the Subordinated Notes up to $2.0 million. The total issuances in 2013 were $2.0 million under the Exchange Agreement, pursuant to which we issued an IBC Note in exchange for a participation interest in a Subordinated Notes. The IBC Notes bear interest at the rate of 8% per annum and mature 9 months after the date of issuance. The IBC Notes are convertible at the option of the holder at a conversion price equal to 65% of the three lowest bid price during the ten consecutive trading day period immediately prior to the date of conversion. The IBC Notes contain standard default provisions and provisions for adjustment of the conversion price in the event of subsequent equity sales. We are in default under the Exchange Agreement on the conversion of our outstanding promissory note with IBC on April 23, 2013 as there are no available shares to complete IBC’s request to convert the debt into non restricted stock. For financial accounting purposes, the conversion features embedded in the IBC Notes were considered derivatives. The fair values of the IBC Notes conversion features were estimated at inception and recorded as a debt discount and is being recorded to interest expense over the life of the IBC Notes. The derivatives will be valued at each reporting date and the change in estimated fair value will result in a gain or loss recorded in the statement of operations. The estimated fair value of the IBC Notes conversion feature were $2.8 million. We estimated the fair value of the IBC Notes conversion feature using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	January 28, 2013	February 8, 2013
Expected life	1 year	1 year
Expected volatility	226.5%	247.4%
Dividends	None	None
Risk-free interest rate	0.16%	0.14%

•	The estimated fair value of the IBC Notes conversion features was $182,000 at September 30, 2013. We estimated the fair value of the IBC Notes conversion feature at September 30, 2013 using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	September 30, 2013
Expected life	0.9 years
Expected volatility	270.2%
Dividends	None
Risk-free interest rate	0.10%

•	On March 8, 2013, we entered into an Exchange Agreement (the “Exchange Agreement”) with Ironridge Global IV, Ltd. (“Ironridge”), pursuant to which we agreed to issue to Ironridge convertible notes (the “Ironridge Notes”), in the aggregate principal amount of up to $4.0 million, in exchange for an equal amount of participation interests in certain secured promissory notes (the “Secured Notes”) issued by us to Horizon to be acquired by Ironridge. Pursuant to a participation purchase agreement dated as of March 8, 2013 (the “Ironridge Purchase Agreement”), Ironridge agreed to acquire, in tranches through on or around June 1, 2014, participation interests in the Secured Notes from Horizon up to the maximum amount of the principal outstanding, together with accrued interest and fees. The total issuances in 2013 were $250,000 under the Exchange Agreement, pursuant to which we issued an Ironridge Note in exchange for a participation interest in a Secured Note. The Ironridge Notes do not bear interest and mature 12 months after the date of issuance. The Ironridge Notes are convertible at the option of the holder at a conversion price equal to 70% of the closing bid price on the trading day prior to the date of conversion, subject to certain conversion price limitations. For financial accounting purposes, the conversion feature embedded in the Ironridge Note was considered a derivative. The fair values of the Ironridge Notes conversion features were estimated at inception and recorded as a debt discount and is being recorded to interest expense over the life of the Ironridge Notes. The derivatives will be valued at each reporting date and the change in estimated fair value will result in a gain or loss recorded in the statement of operations. The estimated fair value of the Ironridge Notes conversion feature was $588,095. We estimated the fair value of the Ironridge Notes conversion feature using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	March 8, 2013
Expected life	1 year
Expected volatility	249.0%
Dividends	None
Risk-free interest rate	0.15%

•	The estimated fair value of the Ironridge Notes conversion features was $1.8 million at September 30, 2013. We estimated the fair value of the Ironridge Notes conversion feature at September 30, 2013 using the Black-Scholes option pricing model using the following assumptions:

Assumptions:	September 30, 2013
Expected life	0.7 years
Expected volatility	214.6%
Dividends	None
Risk-free interest rate	0.10%

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

In July 2013, Cereplast Italia was unable to secure a new lender to repay the Note owed to Sviluppumbria S.p.A and is in default. However, during the refurbishment due diligence process, Cereplast Italia identified significant undisclosed environmental issues and requested additional time to clarify the situation. We are continuing an ongoing discussion to explore mutually acceptable alternatives with Sviluppumbria S.p.A. Potential resolutions include, but are not limited to, a revised payment plan with significant financial concessions. If we are unable to reach an agreement with Sviluppumbria S.p.A,,Cereplast Italia may abandon the property and pursue recovery of its full investment.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2013 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
None	$—	$—	$—	$—

Total assets measured at fair value	$—	$—	$—	$—
Liabilities
Derivative liability (1)	$15,142	$—	$—	$15,142

Total liabilities measured at fair value	$15,142	$—	$—	$15,142

(1)	See Note 4 for additional discussion.

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2013. We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

(in thousands)	Derivative Liability
Balance at December 31, 2012	$3,189
Total gains or losses (realized and unrealized)
Included in net loss	21,629
Valuation adjustment	(9,676)
Purchases, issuances, and settlements, net	—
Transfers to Level 3	—

Balance at September 30, 2013	$15,142

6. LEASES

We currently operate out of our manufacturing facility in Seymour, IN. The lease underlying this facility is summarized below:

•	Indiana Facility — The Seymour facility consists of approximately 105,000 square feet used as a manufacturing and distribution facility for our products. The lease commenced in January 2008, with a ten year term expiring in January 2018. Our current monthly rent is $25,000.

7. MAJOR CUSTOMERS AND FOREIGN SALES

The following customers accounted for 10% or more of net revenue in the periods presented:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2013	2012	2013	2012
Customer A	—	80.3%	—	49.8%
Customer B	—	14.5%	—	18.0%
Customer C	—	—	—	10.5%
Customer D	22.6%	—	31.0%	—
Customer E	18.7%	—	19.8%	—
Customer F	15.9%	—	—	—

Our net sales were made up of sales to customers in the following geographic regions (in thousands):

	Three Months Ended September 30,
	2013		2012
North America	$139	31.9%	$94	19.7%
International
Italy	297	68.1%	383	80.3%

Net sales	$436	100.0%	$477	100.0%

	Nine Months Ended September 30,
	2013		2012
North America	$203	9.5%	$338	44.0%
International
Italy	1,887	88.5%	389	50.6%
Germany	21	1.0%	14	1.8%
India	21	1.0%	—	—
Other	—	—	29	3.6%

Net sales	$2,132	100.0%	$770	100.0%

8. INCOME TAX

We are subject to U.S. and California income tax. Subject to limited statutory exceptions, we are no longer subject to federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2006. We are not presently liable for any income taxes nor are we undergoing any tax examinations by the Internal Revenue Service. No Deferred Tax Assets or Deferred Tax Liabilities are included in our balance sheets at September 30, 2013 or December 31, 2012.

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

In connection with our JMJ Note, we issued a warrant to purchase 1,886,792 shares of our common stock. The warrants had an initial exercise price of $0.21 per share and are exercisable for a period of four years. The warrants also contained a reset provision that was triggered upon conversion of debts during the fourth quarter of 2012 and again during the first quarter of 2013. As a result, the number of warrants issued increased to 30,769,231 and the exercise price decreased to $0.013 in connection with the JMJ Note as of December 31, 2012 and 64,102,564 warrants with an exercise price of $0.0062 as of September 30, 2013.

A summary of warrant activity for the period ending September 30, is as follows (in thousands except per share data):

	2013		2012
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding—January 1,	35,313	$0.41	4,219	$5.09
Issued	33,333	0.006	—	—
Exercised	—	—	—	—

Outstanding—September 30,	68,646	0.22	4,219	5.09

Warrants exercisable at end of period	68,646	$0.22	4,219	$5.09

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

During fiscal year 2012, and continuing through the second quarter of fiscal 2013, we experienced a significant decline in sales volume due to liquidity and sales resource constraints, which we believe to be temporary. Our reduced production volume has not changed the manner in which we use our equipment, nor its physical condition. Our current estimate of future net undiscounted cash flows indicates that the carrying value of our long-lived assets is recoverable and therefore no impairment is recorded for equipment.

During the third quarter of 2013, Cereplast Italia is in default with its mortgage payable related to our building in Italy. We have recorded an impairment of $0.5 million to adjust the carrying value of our building to equal the outstanding value of its related mortgage to reflect our potential loss exposure based on this default.

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

Derivative Financial Instruments

Our derivative financial instruments consist of embedded and free-standing derivatives related primarily to the convertibles notes. The embedded derivatives include the conversion features, and liquidated damages clauses in the registration rights agreement. The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The recorded value of all derivatives at September 30, 2013 totaled approximately $15.1 million. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At September 30, 2013, derivatives were valued primarily using the Black-Scholes Option Pricing Model.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012

Sales

Net sales for the three months ended September 30, 2013 were approximately $0.4 million, compared to $0.5 million in the same period in 2012. Sales are essentially flat when comparing the third quarter of 2013 to the third quarter of 2012, with both periods impacted by summer seasonality in our European markets.

Cost of Sales

Cost of sales is comprised of variable costs associated with our product revenues. Cost of sales for the three months ended September 30, 2013 was approximately $0.4 million, compared to $0.5 million for the same period in 2012.

Gross Profit (Loss)

Gross profit (loss) for the three months ended September 30, 2013 was approximately $0.1 million, compared to $4,000 for the same period in 2012. The increase in gross profit was attributable to a slight decrease in the cost of our products.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2013 were $0.1 million, compared to approximately $0.1 million for the same period in 2012. Research and development expenses decreased slightly due to our cost containment effort to preserve working capital.

Selling, General and Administrative Expenses and Impairment of Long-Lived Assets

Selling, general and administrative expenses and impairment of long-lived assets for the three months ended September 30, 2013 were $1.7 million, compared to $6.8 million for the same period in 2012. Our decrease in sales, general and administrative expenses was primarily due to bad debt expense of $5.1 million recorded in the third quarter of 2012. In addition, our sales, general and administrative expenses decreased due to reduced headcount and a reduction in fixed production overhead costs classified as selling, general and administrative expense due to an extended period of abnormally low production volume. Impairment of long-lived assets reflect an adjustment to the carrying value of our facility in Italy.

Other Income and Expense, Net

Other income and expense, net for the three months ended September 30, 2013 was a net expense of $5.6 million, as compared to a net expense of $3.0 million in the same period in 2012. The increase in expense was due to a loss on debt extinguishment in addition to expense recorded as a result of the change in our derivative liability related to our warrants, short term convertible debt and preferred stock agreements partially offset by a decrease in interest expense.

Net Loss

Net loss for the three months ended September 30, 2013 was $7.3 million, as compared to $10.0 million in the same period in 2012. The decrease in net loss was primarily driven by a decrease in selling, general and administrative expense related to bad debt expense recorded in the third quarter of 2012 partially offset by an increase in Other Expense related to our financing transactions. As discussed above, Other Income and Expense, net was unfavorably impacted by losses on derivative liabilities and losses on extinguishment of debt.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2012

Sales

Net sales for the nine months ended September 30, 2013 were approximately $2.1 million, compared to $0.8 million in the same period in 2012. Sales increased from the prior year due to growing demand in our European markets primarily due to anticipated legislation in Italy banning traditional plastic bags.

Cost of Sales

Cost of sales is comprised of variable costs associated with our product revenues. Cost of sales for the nine months ended September 30, 2013 was approximately $1.9 million, compared to $0.9 million for the same period in 2012. The increase in cost of sales is due to an increase in our sales.

Gross Profit (Loss)

Gross profit (loss) for the nine months ended September 30, 2013 was approximately $0.3 million, compared to ($91,000) for the same period in 2012. The increase in gross profit was attributable to our increase in sales, as stated above.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2013 were $0.3 million, compared to approximately $0.4 million for the same period in 2012. Research and development expenses have slightly decreased due to our cost containment effort to preserve working capital.

Selling, General and Administrative Expenses and Impairment of Long-Lived Assets

Selling, general and administrative expenses and impairment of long-lived assets for the nine months ended September 30, 2013 were $4.3 million, compared to $10.5 million for the same period in 2012. Our decrease in sales, general and administrative expenses was primarily due to bad debt expense of $5.1 million recorded in the third quarter of 2012. In addition, our sales, general and administrative expenses decreased due to reduced headcount and a reduction in fixed production overhead costs classified as selling, general and administrative expense due to an extended period of abnormally low production volume. Impairment of long-lived assets reflect an adjustment to the carrying value of our facility in Italy.

Other Income and Expense, Net

Other income and expense, net for the nine months ended September 30, 2013 was a net expense of $29.7 million, as compared to a net expense of $5.3 million in the same period in 2012. The increase in expense was primarily a result of the change in our derivative liability related to our warrants, short term convertible debt and preferred stock agreements. In addition, we recorded $2.8 million in debt extinguishment costs related to the exchange of certain of our term loan and convertible notes.

Net Loss

Net loss for the nine months ended September 30, 2013 was $34.0 million, as compared to $16.3 million in the same period in 2012. The increase in net loss was primarily driven by an increase in Other Expense related to our financing transactions. As discussed above, Other Income and Expense, net was unfavorably impacted by losses on derivative liabilities totaling $21.6 million. The increase in net loss was partially offset by a decrease in bad debt expense recorded in the first nine months of 2013 compared to the first nine months of 2012.

LIQUIDITY AND CAPITAL RESOURCES

We require working capital to fund our operations, including payments to finance our research and development and expand sales and marketing, to purchase equipment, service indebtedness, satisfy lease obligations and execute on our business plan and growth strategy.

We had net unrestricted cash of $0.2 million at both September 30, 2013 and at December 31, 2012.

Cash used in operating activities during the nine months ended September 30, 2013 was $2.3 million, compared to $4.3 million during the same period in the 2012. The decrease in cash used in operations was primarily a result of lower operating expense and cash proceeds from increased resin sales.

Cash used in investing activities during the nine months ended September 30, 2013 was $3,000 compared to cash used in investing activities of approximately $0.2 million during the same period in 2012.

Cash provided by financing activities during the nine months ended September 30, 2013 was $2.7 million compared to cash provided by in financing activities of $0.7 million during the same period in 2012. The increase was primarily attributed to proceeds received from issuance of preferred stock.

We have incurred a net loss of $34.0 million for the nine months ended September 30, 2013, and $30.2 million for the year ended December 31, 2012, and have an accumulated deficit of $121.1 million as of September 30, 2013. Based on our operating plan, our existing working capital will not be sufficient to meet the cash requirements to fund our planned operating expenses, capital expenditures and working capital requirements through December 31, 2013 without additional sources of cash. This raises substantial doubt about our ability to continue as a going concern.

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

On January 25, 2013, we entered into an Exchange Agreement with IBC in connection with Purchase Agreements between IBC and certain Noteholders, to purchase up to $2.0 million of Notes through November 2013. Total purchases by IBC in the nine months ended September 30, 2013 were $1.8 million.

At September 30, 2013 the Notes were convertible into 7,500,000 shares of our common stock.

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

In July 2013, Cereplast Italia was unable to secure a new lender to repay the Note owed to Sviluppumbria S.p.A and is in default. However, during the refurbishment due diligence process, Cereplast Italia identified significant undisclosed environmental issues and requested additional time to clarify the situation. We are continuing an ongoing discussion to explore mutually acceptable alternatives with Sviluppumbria S.p.A. Potential resolutions include, but are not limited to, a revised payment plan with significant financial concessions. If we are unable to reach an agreement with Sviluppumbria S.p.A,,Cereplast Italia may abandon the property and pursue recovery of its full investment.

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

Upon any liquidation, dissolution or winding up of the Company, after payment or provision for payment of debts and other liabilities of the Company, the holders of Series A Preferred Stock shall be entitled to receive, pari passu with any distribution to the holders of Common Stock of the Company, an amount equal to $10,000 per share of Series A Preferred Stock plus any accrued and unpaid dividends.

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

The Series A Preferred Stock may be converted into share of common stock of the Company at the option of the Company or the holder. In the event of a conversion by the holder at a price per share equal to the sum of (a) the Corporation Redemption Price plus the Embedded Derivative Liability (as defined in the Certificate of Designation) less any dividends paid, multiplied by (b) the number of shares being converted, divided by (c) the conversion price of $0.25. On February 27, 2013, the holder elected to convert 50 shares of Series A Preferred Stock into shares of common stock. In accordance with the formula discussed above, 50 shares of Series A Preferred Stock converted into 190,888,889 shares of common stock. On June 17, 2013, the holder elected to convert 42 shares of Series A Preferred Stock into shares of common stock. In accordance with the formula discussed above, 42 shares of Series A Preferred Stock converted into 115,631,700 shares of common stock. On September 4, 2013, the holder elected to convert 49 shares of Series A Preferred Stock into shares of common stock. In accordance with the formula discussed above, 49 shares of Series A Preferred Stock converted into 134,821,492 shares of common stock. As of September 30, 2013, we issued 54,000,000 shares of common stock, while the remaining 80,821,492 shares were subscribed to the holder. In connection with the conversion, the Derivative Liability related to the 141 shares of Series A Preferred Stock, with a total value at the conversion date of $12.3 million, was reclassified into equity as a component of the common stock issued and subscribed.

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

Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2013, due to material weaknesses existing in our internal controls as of December 31, 2012 (described below), which have not been fully remediated as of September 30, 2013, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2013, management continued to implement the steps outlined above under “Remediation Activities” to improve the quality of its ICFR.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

101	XBRL (Extensible Business Reporting Language) The following materials from Cereplast Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of operations and other comprehensive loss, (iii) consolidated statement of cash flows, and (iv) the notes to the consolidated financial statements.

***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2013

CEREPLAST, INC.

By:	/s/ Frederic Scheer
Frederic Scheer Chairman and Chief Executive Officer (Principal Executive Officer)