Form 10-Q
period 2021-03-31
Cereplast Inc
filed 2021-05-17
CIK 1324759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File No. 000-27873

CEREPLAST INC

(Exact name of registrant as specified in its charter)

Nevada	91-2154289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 2707, Global Mansion, Zhengbian Road, Jinhui District, Zhengzhou City, Henan Province	450000, China
(Address of principal executive offices)	(Zip Code)

+861 8999250338
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of May 11, 2021 was 74,641,276.

CEREPLAST INC.

i

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

Item 1. Financial Statements

CEREPLAST, INC.

BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	Unaudited
ASSETS
Current Assets
Notes receivable	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities

Accounts payable and accrued liabilities	$416	$600
Due to related parties	27,244	6,300
Total Current Liabilities	27,660	6,900

TOTAL LIABILITIES	27,660	6,900

Stockholders’ Deficit
Preferred Stock: 5,000,000 shares authorized; $0.001 par value 5,000,000 issued and outstanding at March 31, 2021 and December 31, 2020	5,000	5,000
Common stock: 250,000,000 shares authorized; $0.001 par value 74,641,276 shares issued and outstanding at March 31, 2021 and December 31, 2020	74,641	74,641
Capital deficiency	97,186,036	97,186,036
Accumulated deficit during development stage	(97,293,337)	(97,272,577)
Total Stockholders’ Deficit	(27,660)	(6,900)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

CEREPLAST, INC.

STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended
	March 31,
	2021	2020

Operating Expenses
General and administrative	$3,500	$300
Professional fees	17,260	4,766
Total Operating Expenses	20,760	5,066

Operating loss	(20,760)	(5,066)

Other Income and Expense	-
Interest income	-	224
Total other income	-	224

Provision for income taxes	-	-

Net loss	$(20,760)	$(4,842)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	74,641,276	74,640,766

The accompanying notes are an integral part of these financial statements.

CEREPLAST, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock: Shares	Common Stock: Amount	Preferred Stock: (A-1) Shares	Preferred Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Totals
Balance – December 31. 2020	74,641,276	$74,641	5,000,000	$5,000	$97,186,036	$(97,272,577)	$-	$(6,900)

Net loss	-	-	-	-	-	(20,760)	-	(20,760)

Balance – March 31, 2021	74,641,276	$74,641	5,000,000	$5,000	$97,186,036	$(97,293,337)	$-	$(27,660)

	Common Stock: Shares	Common Stock: Amount	Preferred Stock: (A-1) Shares	Preferred Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Totals
Balance – December 31, 2019	74,640,766	$74,641	510	1	$97,206,117	$(97,254,935)	$-	$25,824

Net loss	-	-	-	-	-	(4,842)	-	(4,842)

Balance – March 31, 2020	74,640,766	$74,641	510	$1	$97,206,117	$(97,259,777)	$-	$20,982

The accompanying notes are an integral part of these financial statements.

CEREPLAST, INC.

STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,760)	$(4,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income	-	(224)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(184)	-
Loan payable - related party	20,944	5,066
Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net change in cash and cash equivalents for the year	-	-
Cash and cash equivalents at beginning of the year	-	-
Cash and cash equivalents at end of the year	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

CEREPLAST, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

Note 1 – Organization and basis of accounting

Basis of Presentation and Organization

This summary of significant accounting policies of CEREPLAST, INC. (a development stage company) (“the Company”) is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. The Company has realized minimal revenues from its planned principal business purpose and, accordingly, is considered to be in its development stage in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 915 (SFAS No. 7). The Company has elected a fiscal year end of December 31.

Business Description

We were incorporated on September 29, 2001 in the State of Nevada under the name of Biocorp North America Inc. On March 18, 2005, we filed an amendment to our certificate of incorporation to change our name to Cereplast, Inc. We have developed and are commercializing proprietary bio-based resins through two complementary product families: Cereplast Compostables ® resins which are compostable, renewable, ecologically sound substitutes for petroleum-based plastics, and Cereplast Sustainables™ resins (including the Cereplast Hybrid Resins product line), which replaces up to 90% of the petroleum-based content of traditional plastics with materials from renewable resources.

On February 10, 2014, the Company, filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Indiana (the “Bankruptcy Court”). On February 14, 2014, the Company filed a motion in the Bankruptcy Court seeking to convert the Company’s Chapter 11 Case to a Chapter 7 bankruptcy case. On March 27, 2014, the court granted the Company’s motion and on that date the Company’s Chapter 11 Case was converted to a Chapter 7 case. As a result, the Company adopted liquidation basis of accounting on the discontinued operations according to ASC 205-30 “Presentation of Financial Statements – Liquidation Basis of Accounting”, accordingly the accumulated deficit generated prior to bankruptcy proceedings remained unadjusted.

On January 31, 2014 the Board of Directors of Cereplast, Inc. (the “Company”) approved a 1-for-50 reverse split (the “Reverse Split) which was previously approved by the shareholders on April 5, 2013 and previously disclosed on Current Report Form 8-K filed on April 5, 2013.

On February 3, 2014, Cereplast, Inc. (the “Company”) filed a Certificate of Amendment to its Articles of Incorporation to effect the reverse split (the “Reverse Split”), effective as of February 21, 2014.

On March 22, 2019, the eight judicial District Court of Nevada appointed Custodian Ventures, LLC as custodian for Cereplast, Inc., proper notice having been given to the officers and directors of Cereplast, Inc. There was no opposition.

On June 04, 2019, the Company filed a certificate of revival with the state of Nevada, appointing David Lazar as, President, Secretary, Treasurer and Director.

On October 4, 2019, the Company issued 50,000,000 shares of common stock to Custodian Ventures, LLC at par for shares valued at $50,000 in exchange for settlement of a portion of a related party loan for amounts advanced to the Company in the amount of $20,100, and a note receivable due to the Company in the amount of $29,900. The note bears an interest of 3% and matures in 180 days following written demand by the holder.

On April 14, 2020, Custodian Ventures elected to convert the total amount of the 510 shares of Series A preferred stock into 510 shares of common stock.

On April 15, 2020, the Board of directors of the Company approved the withdrawal of the certificate of designation of 5,000,000 shares of Series A Preferred stock filed with the Nevada Secretary of State on August 24, 2012, as amended by the Amendment to Certificate of Designation after issuance of Class or Series filed with the Nevada Secretary of State on April 13, 2020.

On May 1, 2020, the Company created 5,000,000 shares of series A-1 preferred stock with par value $0.001. On May 4, 2020, the Company issued 5,000,00 shares of the Series A-1 Preferred stock valued at $5,000 to Custodian Ventures LLC as repayment funds loaned to the Company.

A change of control of the Company was completed on November 3, 2020, control was obtained by the sale of 50,000,000 common shares and $5,000,000 Series A-1 Preferred Shares from Custodian Ventures, LLC to Xudong Li. After November 3, 2020, the Company’s operations are determined and structured by the new major shareholder.

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The Company is a development stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which may become part of the Company’s product portfolio. The Company has not realized significant sales since inception. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.

The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 2 – Summary of significant accounting policies

Unaudited Interim Financial Information

These unaudited interim financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

The balance sheets and certain comparative information as of December 31, 2020 are derived from the audited financial statements and related notes for the year ended December 31, 2020, included in the Company’s Form 10. These unaudited interim financial statements should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Form 10.

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Employee Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation - Stock Compensation (“ASC 718”). ASC 718 addresses all forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans and stock incentive shares. Under ASC 718 awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations.

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended September 30, 2018 and 2017, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of March 31, 2021 and December 31, 2020.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company is currently evaluating the effect, if any, that the ASU will have on its consolidated financial statements.

Note 3- Going Concern

The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 – Related party transaction

On October 04, 2019, the Company issued 50,000,000 shares of common stock to Custodian Ventures, LLC at par for shares valued at $50,000 in exchange for settlement of a portion of a related party loan for amounts advanced to the Company in the amount of $20,100, and a note receivable due to the Company in the amount of $29,900. The note bears an interest of 3% and matures in 180 days following written demand by the holder. At December 31, 2020, the note receivable with a balance of $31,383 was written off because the collectability of the note is unlikely after the change of control, the written off balance of the note consisted of the principal in the amount of $29,900 and interest receivable of $1,483.

On May 4, 2020, the Company issued 5,000,00 shares of the Series A-1 Preferred stock valued at $5,000 to Custodian Ventures LLC as repayment of funds loaned to the Company.

During the three months ended March 31, 2021, the Company’s current majority shareholder advanced $20,944 to the Company as working capital. As of March 31, 2021 and December 31, 2020, the Company owed its current majority shareholders of $27,244, and $6,300, respectively. The advances are non-interest bearing and are due on demand.

Note 5 – Common stock

On February 3, 2014, Cereplast, Inc. (the “Company”) filed a Certificate of Amendment to its Articles of Incorporation to effect the reverse split (the “Reverse Split”), effective as of February 21, 2014.

On October 4, 2019, the Company issued 50,000,000 shares of common stock to Custodian Ventures, LLC at par for shares valued at $50,000 in exchange for settlement of a portion of a related party loan for amounts advanced to the Company in the amount of $20,100, and a note receivable due to the Company in the amount of $29,900. The note bears an interest of 3% and matures in 180 days following written demand by the holder. At December 31, 2020, the note receivable with a balance of $31,383 was written off because the collectability of the note is unlikely after the change of control.

On April 14, 2020, Custodian Ventures elected to convert the total amount of the 510 shares of Series A preferred stock into 510 shares of common stock.

As of March 31, 2021, a total of 74,641,276 shares of common stock with par value $0.001 remain outstanding.

Note 6 – Preferred stock

On October 4, 2019, the Company issued 510 shares of Series A Preferred stock to Custodian Ventures, LLC at par for shares valued at $510 in exchange for settlement of a portion of a related party loan for amounts advanced to the Company in the amount of $510.

On April 14, 2020, Custodian Ventures elected to convert the total amount of the 510 shares of Series A preferred stock into 510 shares of common stock.

On April 15, 2020, the Board of directors of the Company approved the withdrawal of the certificate of designation of 5,000,000 shares of Series A Preferred stock filed with the Nevada Secretary of State on August 24, 2012, as amended by the Amendment to Certificate of Designation after issuance of Class or Series filed with the Nevada Secretary of State on April 13, 2020.

On May 1, 2020, the Company created 5,000,000 shares of series A-1 preferred stock with par value $0.001. On May 4, 2020, the Company issued 5,000,000 shares of the Series A-1 Preferred stock valued at $5,000 to Custodian Ventures LLC as repayment funds loaned to the Company.

As of March 31, 2021, a total of 5,000,000 shares of Series A-1 preferred stock with par value $0.001 remain outstanding.

NOTE 7 – INCOME TAXES

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards.

As of March 31, 2021, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For March 31, 2021 and 2020, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

Note 8 – Subsequent Event

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Crown Marketing, (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Overview

The Company was incorporated in the state of Nevada on September 14, 2001 under the name Biocorp North America, Inc. On July 19, 2004 the Company changed its name to Nat-UR, Inc. and on March 18, 2005 it changed its name again to Cereplast, Inc.

We had developed and were commercializing proprietary bio-based resins through two complementary product families: Cereplast Compostables resins which are compostable, renewable, ecologically sound substitutes for petroleum-based plastics, and Cereplast Sustainables resins (including the Cereplast Hybrid Resins product line), which replaces up to 90% of the petroleum-based content of traditional plastics with materials from renewable resources. Our resins could be converted into finished products using conventional manufacturing equipment without significant additional capital investment by downstream converters. In the summer of 2014, the Company ceased all operations and since that time has been inactive.

On March 22, 2019, the eight judicial District Court of Nevada appointed Custodian Ventures, LLC as custodian for Cereplast, Inc., proper notice having been given to the officers and directors of Cereplast, Inc. There was no opposition.

On June 04, 2019, the Company filed a certificate of revival with the state of Nevada, appointing David Lazar as, President, Secretary, Treasurer and Director.

A change of control of the Company was completed on November 3, 2020, control was obtained by the sale of 50,000,000 common shares and $5,000,000 Series A-1 Preferred Shares from Custodian Ventures, LLC to Xudong Li. After November 3, 2020, the Company’s operations are determined and structured by the new major shareholder.

We have not yet generated sustained profits from our prior operations. Our independent accountants have expressed a “going concern” opinion. As of March 31, 2021, we had an accumulated deficit of $97,293,337 and a net working capital deficit of $27,660.

While our current burn rate is nominal, it is expected that our costs of operations will continue to exceed revenues, primarily due to the costs associated with being a public reporting company. Based upon our current business plan, we may continue to incur losses in the foreseeable future and there can be no assurances that we will ever establish profitable operations. These and other factors raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Revenue Recognition

In May 2014 the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

The new revenue standards became effective for the Company on January 1, 2018 and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as there were no revenues during the period

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. The Company has no accounts receivables and therefore as of March 31, 2021, and 2020 no allowance for doubtful accounts is necessary.

Income Taxes

The Company follows the asset and liability method of accounting for future income taxes. Under this method, future income tax assets and liabilities are recorded based on temporary differences between the carrying amount of assets and liabilities and their corresponding tax basis. In addition, the future benefits of income tax assets including unused tax losses, are recognized, subject to a valuation allowance to the extent that it is more likely than not that such future benefits will ultimately be realized. Future income tax assets and liabilities are measured using enacted tax rates and laws expected to apply when the tax liabilities or assets are to be either settled or realized. The Company’s effective tax rate approximates the Federal statutory rates.

Results of Operations for the Quarter Ended March 31, 2021 compared to the Quarter Ended March 31, 2020

In the summer of 2014, the Company decided to discontinue all operations. After the change of control on November 3, 2020, the Company’s operations are determined and structured by the new major shareholder.

During the quarters ended March 31, 2021 and 2020, we generated no revenues.

Operating expenses, including general and administrative expenses, during the quarter ended March 31, 2021, was $20,760 compared to $5,066 during the quarter ended March 31, 2020, an increase of $15,694 or 310%. The increase was mainly due to the higher professional fees related to the change of control and the filing of form 10 to become a SEC reporting company

During the quarter ended March 31, 2021, the Company incurred a net loss of $20,760, compared to a net loss of $4,842 during the quarter ended March 31, 2020. The $15,918 increase in net loss was primarily due to the increase in operating expenses.

Liquidity and Capital Resources

As of March 31, 2021, and 2020, we had a cash balance of $0. Due to the lack of revenue, the company’s operations are primarily funded by the Company’s CEO and major shareholder.

To the extent that the Company’s capital resources are insufficient to meet current or planned operating requirements, the Company will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has no current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders will provide any portion of the Company’s future financing requirements. Ms. Xudong, the CEO and principal shareholder of the Company, would favorably entertain funding, through loans, corporate expenses for approximately 24 months. Any loans by Ms. Xudong would be on an interest-free basis, documented by a promissory note and payable only upon consummation of a business combination transaction. Upon consummation of a business combination, we or the target may reimburse Ms. Xudong for any such loans from funds furnished by the target. We have no written agreement with Ms. Xudong to advance any further funds for future operating expense, therefore there is no assurance that such funds from Ms. Xudong will be forth coming, if required.

No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Operating Activities

Net cash used in operating activities was $0 during the quarters ended March 31, 2021 and 2020.

Investing Activities

We neither generated nor used cash in investing activities during the quarters ended March 31, 2021 and 2020.

Financing Activities

We neither generated nor used cash in financing activities during the quarters ended March 31, 2021 and 2020.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have incurred net losses of $20,760 and $4,842 for the quarters ended March 31, 2021 and 2020, respectively, and have a working capital deficit of $27,660 as of March 31, 2021, in addition to a stockholder deficit of $27,660, which raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company but cannot assure that such financing will be available on acceptable terms.

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a “going concern” qualification in their Report of Independent Certified Public Accountants accompanying our audited financial statements appearing elsewhere herein which cites substantial doubt about our ability to continue as a going concern. Such a “going concern” qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors

Inflation

We do not believe that inflation has had in the past or will have in the future any significant negative impact on our operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our Chief Executive Officer as of the end of the period covered by this report, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as a result of a weakness in the design of internal control over financial reporting identified below.

As used herein, “disclosure controls and procedures” mean controls and other procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended September 30, 2019 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to or otherwise involved in any legal proceedings.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

There have been no events which are required to be reported under this Item.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Financial Statement Schedules

31.1	Certification of CEO and CFO. Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350 of CEO and CFO. Filed herewith.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections. In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA GREAT HEALTH

Dated: May 17, 2021	By:	/s/ Li Xudong
Li Xudong
CEO and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)