Form 10-Q
period 2021-06-30
HONG YUAN HOLDING GROUP
filed 2021-08-10
CIK 1324759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission File No. 000-27873

HONG YUAN HOLDING GROUP

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of August 4, 2021 was 74,640,766.

HONG YUAN HOLDING GROUP

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

Item 1. Financial Statements

HONG YUAN HOLDING GROUP

BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	Unaudited
ASSETS
Current Assets
Notes receivable	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,655	$600
Due to related parties	34,902	6,300
Total Current Liabilities	37,557	6,900

TOTAL LIABILITIES	37,557	6,900

Stockholders’ Deficit
Preferred Stock: 5,000,000 shares authorized; $0.001 par value 5,000,000 issued and outstanding at June 30, 2021 and December 31, 2020	5,000	5,000
Common stock: 250,000,000 shares authorized; $0.001 par value 74,640,766 shares issued and outstanding at June, 2021 and December 31, 2020	74,641	74,641
Capital deficiency	97,186,036	97,186,036
Accumulated deficit during development stage	(97,303,234)	(97,272,577)
Total Stockholders’ Deficit	(37,557)	(6,900)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

HONG YUAN HOLDING GROUP

STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Operating Expenses
General and administrative	$-	$300	$3,500	$600
Professional fees	9,897	987	27,157	5,753
Total Operating Expenses	9,897	1,287	30,657	6,353

Operating Loss	(9,897)	(1,287)	(30,657)	(6,353)

Other Income and Expenses
Interest income	-	305	-	529
Total other income (expenses)	-	305	-	529

Net loss	$(9,897)	$(982)	$(30,657)	$(5,824)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	74,641,177	74,640,766	74,641,080	74,640,766

The accompanying notes are an integral part of these financial statements.

HONG YUAN HOLDING GROUP

STATEMENT OF STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock: Shares	Common Stock: Amount	Preferred Stock: (A-1) Shares	Preferred Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Totals

Balance – December 31. 2020	74,641,276	$74,641	5,000,000	$5,000	$97,186,036	$(97,272,577)	$-	$(6,900)

Net loss	-	-	-	-	-	(20,760))	-	(20,760))

Balance – March 31, 2021	74,641,276	$74,641	5,000,000	$5,000	$97,186,036	$(97,293,337)	$-	$(27,660)

Cancellation of common stock	(510)	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(9,897))	-	(9,897))

Balance – June 30, 2021	74,640,766	$74,641	5,000,000	$5,000	$97,186,036	$(97,303,234)	$-	$(37,557)

	Common Stock: Shares	Common Stock: Amount	Preferred Stock: (A) Shares	Preferred Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Totals

Balance – December 31. 2019	74,640,766	$74,641	510	$-	$97,206,117	$(97,254,935)	$-	$25,823

Net loss	-	-	-	-	-	(4,842)	-	(4,842)

Balance – March 31, 2020	74,640,766	$74,641	510	$-	$97,206,117	$(97,259,777)	$-	$20,981

Conversion of preferred stock	510	-	(510)	-	-	-	-	-
Issuance of preferred stock			5,000,000	5,000	-	-	-	5,000
Net loss	-	-	-	-	-	(982)	-	(982)

Balance – June 30, 2020	74,641,276	$74,641	5,000,000	$5,000	$97,206,117	$(97,260,759)	$-	$24,999

The accompanying notes are an integral part of these financial statements.

HONG YUAN HOLDING GROUP

STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,657)	$(5,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,055	529
Loan payable - related party	28,602	5,295
Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net change in cash and cash equivalents for the year	-	-
Cash and cash equivalents at beginning of the year	-	-
Cash and cash equivalents at end of the year	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

HONG YUAN HOLDING GROUP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

Note 1 – Organization and basis of accounting

Basis of Presentation and Organization

This summary of significant accounting policies of Hong Yuan Holding Group (a development stage company) (“the Company”) is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. The Company has realized minimal revenues from its planned principal business purpose and, accordingly, is considered to be in its development stage in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 915 (SFAS No. 7). The Company has elected a fiscal year end of December 31.

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

On February 10, 2014, the Company, filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Indiana (the “ Bankruptcy Court “). On February 14, 2014, the Company filed a motion in the Bankruptcy Court seeking to convert the Company’s Chapter 11 Case to a Chapter 7 bankruptcy case. On March 27, 2014, the court granted the Company’s motion and on that date the Company’s Chapter 11 Case was converted to a Chapter 7 case. As a result, the Company adopted liquidation basis of accounting on the discontinued operations according to ASC 205-30 “Presentation of Financial Statements – Liquidation Basis of Accounting”, accordingly the accumulated deficit generated prior to bankruptcy proceedings remained unadjusted.

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

On November 18, 2020, the Company filed an amendment to its certificate of incorporation to change its name to Hong Yuan Holding Group

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

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of June 30, 2021 and December 31, 2020.

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

During the six months ended June 30, 2021, the Company’s current majority shareholder advanced $28,602 to the Company as working capital. As of June 30, 2021 and December 31, 2020, the Company owed its current majority shareholders of $34,902, and $6,300, respectively. The advances are non-interest bearing and are due on demand.

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

On May 27, 2021, the 510 shares of common stock issued to Custodian Ventures were cancelled.

As of June 30, 2021, a total of 74,640,766 shares of common stock with par value $0.001 remain outstanding.

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

As of June 30, 2021, a total of 5,000,000 shares of Series A-1 preferred stock with par value $0.001 remain outstanding.

Note 7 – Income Taxes

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards.

As of June 30, 2021, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For June 30, 2021 and 2020, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

On November 18, 2020, the Company filed an amendment to its certificate of incorporation to change its name to Hong Yuan Holding Group

We have not yet generated sustained profits from our prior operations. Our independent accountants have expressed a “going concern” opinion. As of June 30, 2021, we had an accumulated deficit of $97,303,234 and a net working capital deficit of $37,557.

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

Revenue Recognition

ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on January 1, 2018 and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as there were no revenues during the period.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. The Company has no accounts receivables and therefore as of June 30, 2021, and 2020 no allowance for doubtful accounts is necessary.

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

Results of Operations for the Three and Six Months Ended June 30, 2021 compared to the Three and Six Months Ended June 30, 2020

In the summer of 2014, the Company decided to discontinue all operations. After the change of control on November 3, 2020, the Company’s operations are determined and structured by the new major shareholder.

During the three and six months ended June 30, 2021 and 2020, we generated no revenues.

Operating expenses, during the three months ended June 30, 2021, was $9,897 compared to $1,287 during the three months ended June 30, 2020, an increase of $8,610 or 669%. Operating expenses during the six months ended June 30, 2021, was $30,657 compared to $6,353 during the six months ended June 30, 2020, an increase of $24,304 or 383%. The increase was mainly due to the higher professional fees related to the change of control and the filing of form 10 to become a SEC reporting company.

During the three months ended June 30, 2021, the Company incurred a net loss of $9,897, compared to a net loss of $982 during the three months ended June 30, 2020, an increase of 8,915. During the six months ended June 30, 2021, the Company incurred a net loss of $30,657, compared to a net loss of $5,824 during the six months ended June 30, 2020, an increase of $24,833. The increase in net loss in the three and six months ended in June 30, 2021 was primarily due to the increase in operating expenses.

Liquidity and Capital Resources

As of June 30, 2021, and 2020, we had a cash balance of $0. Due to the lack of revenue, the company’s operations are primarily funded by the Company’s CEO and major shareholder.

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

Operating Activities

Net cash used in operating activities was $0 during the six months ended June 30, 2021 and 2020.

Investing Activities

We neither generated nor used cash in investing activities during the six months ended June 30, 2021 and 2020.

Financing Activities

We neither generated nor used cash in financing activities during the six months ended June 30, 2021 and 2020.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have incurred net losses of $30,657 and $5,824 for the six months ended June 30, 2021 and 2020, respectively, and have a working capital deficit of $37,557 as of June 30, 2021, in addition to a stockholder deficit of $37,557, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended June 30, 2021 that have materially affected or are reasonably likely to materially affect our internal controls.

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

HONG YUAN HOLDING GROUP

Dated: August 10, 2021	By:	/s/ Li Xudong
Li Xudong
CEO and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)

