Form 10-Q
period 2021-09-30
HONG YUAN HOLDING GROUP
filed 2021-11-10
CIK 1324759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of November 1, 2021 was 74,640,766.

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

Item 1. Financial Statements

HONG YUAN HOLDING GROUP

BALANCE SHEETS

	September 30,	December 31,
	2021	2020

ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$3,150	$600
Due to related parties	47,514	6,300
Total Current Liabilities	50,664	6,900

TOTAL LIABILITIES	50,664	6,900

Stockholders’ Deficit
Preferred Stock: 5,000,000 shares authorized; $0.001 par value 5,000,000 issued and outstanding at September 30, 2021 and December 31, 2020	5,000	5,000
Common stock: 250,000,000 shares authorized; $0.001 par value 74,640,766 shares issued and outstanding at September 30, 2021 and December 31, 2020	74,641	74,641
Paid-in capital	97,186,036	97,186,036
Accumulated deficit during development stage	(97,316,341)	(97,272,577)
Total Stockholders’ Deficit	(50,664)	(6,900)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

HONG YUAN HOLDING GROUP

STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Operating Expenses
General and administrative	$1,755	$1,906	$5,255	$2,505
Professional fees	11,352	250	38,509	6,003
Total Operating Expenses	13,107	2,156	43,764	8,508

Operating loss	(13,107)	(2,156)	(43,764)	(8,508)

Other Income and Expense
Interest income	-	737	-	1,266
Total other income (expense)	-	737	-	1,266

Provision for income taxes	-	-	-	-
Net loss	$(13,107)	$(1,419)	$(43,764)	$(7,242)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	74,640,766	74,641,276	74,641,039	74,641,276

The accompanying notes are an integral part of these financial statements.

HONG YUAN HOLDING GROUP

STATEMENT OF STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock: Shares	Common Stock: Amount	Preferred Stock: (A-1) Shares	Preferred Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Totals

Balance – December 31. 2020	74,641,276	$74,641	5,000,000	$5,000	$97,186,036	$(97,272,577)	$-	$(6,900)

Cancellation of common stock	(510)	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(30,657)	-	(30,657)

Balance – June 30, 2021	74,640,766	$74,641	5,000,000	$5,000	$97,186,036	$(97,303,234)	$-	$(37,557)

Net loss	-	-	-	-	-	(13,107)	-	(13,107)

Balance – September 30, 2021	74,640,766	$74,641	5,000,000	$5,000	$97,186,036	$(97,316,341)	$-	$(50,664)

	Common Stock: Shares	Common Stock: Amount	Preferred Stock: (A) Shares	Preferred Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Totals

Balance – December 31. 2019	74,640,766	$74,641	510	$-	$97,206,117	$(97,254,935)	$-	25,823

Conversion of preferred stock	510	-	(510)	-	-	-	-	-
Issuance of preferred stock			5,000,000	5,000	-	-	-	5,000
Net loss	-	-	-	-	-	(5,824)	-	(5,824)

Balance – June 30, 2020	74,641,276	$74,641	5,000,000	$5,000	$97,206,117	$(97,260,759)	$-	24,999

Net loss	-	-	-	-	-	(1,418)	-	(1,418)

Balance – September 30, 2020	74,641,276	$74,641	5,000,000	$5,000	$97,206,117	$(97,262,177)	$-	23,581

The accompanying notes are an integral part of these financial statements.

HONG YUAN HOLDING GROUP

STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(43,764)	$(7,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expense	-	(3,500)
Interest receivable	-	(1,266)
Accounts payable and accrued liabilities	2,550	-
Loan payable - related party	41,214	12,008
Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net change in cash and cash equivalents for the year	-	-
Cash and cash equivalents at beginning of the year	-	-
Cash and cash equivalents at end of the year	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Preferred stock issued as repayment to related party loan	$-	$5,000

The accompanying notes are an integral part of these financial statements.

HONG YUAN HOLDING GROUP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Note 1 – Organization and basis of accounting

Basis of Presentation and Organization

This summary of significant accounting policies of Hong Yuan Holding Group. (a development stage company) (“the Company”) is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. The Company has realized minimal revenues from its planned principal business purpose and, accordingly, is considered to be in its development stage in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 915 (SFAS No. 7). The Company has elected a fiscal year end of December 31.

Business Description

We were incorporated on September 29, 2001 in the State of Nevada under the name of Biocorp North America Inc. On March 18, 2005, we filed an amendment to our certificate of incorporation to change our name to Cereplast, Inc. We developed and tried to commercialize proprietary bio-based resins through two complementary product families: Cereplast Compostables ® resins which are compostable, renewable, ecologically sound substitutes for petroleum-based plastics, and Cereplast Sustainables™ resins (including the Cereplast Hybrid Resins product line), which replaces up to 90% of the petroleum-based content of traditional plastics with materials from renewable resources.

On February 10, 2014, the Company, filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Indiana (the “Bankruptcy Court “). On February 14, 2014, the Company filed a motion in the Bankruptcy Court seeking to convert the Company’s Chapter 11 Case to a Chapter 7 bankruptcy case. On March 27, 2014, the court granted the Company’s motion and on that date the Company’s Chapter 11 Case was converted to a Chapter 7 case. As a result, the Company adopted liquidation basis of accounting on the discontinued operations according to ASC 205-30 “Presentation of Financial Statements – Liquidation Basis of Accounting”, accordingly the accumulated deficit generated prior to bankruptcy proceedings remained unadjusted.

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

On November 18, 2020, the Company filed an amendment to its certificate of incorporation to change its name to Hong Yuan Holding Group.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended September 30, 2021 and 2020, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of September 30, 2021 and December 31, 2020.

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

During the nine months ended September 30, 2021, the Company’s current majority shareholder advanced $41,214 to the Company as working capital. As of September 30, 2021 and December 31, 2020, the Company owed its current majority shareholders of $47,514, and $6,300, respectively. The advances are non-interest bearing and are due on demand.

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

As of September 30, 2021, a total of 74,640,766 shares of common stock with par value $0.001 remain outstanding.

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

As of September 30, 2021, a total of 5,000,000 shares of Series A-1 preferred stock with par value $0.001 remain outstanding.

Note 7 – Income Taxes

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards.

As of September 30, 2021, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For September 30, 2021 and 2020, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

On November 18, 2020, the Company filed an amendment to its certificate of incorporation to change its name to Hong Yuan Holding Group.

We have not yet generated sustained profits from our prior operations. Our independent accountants have expressed a “going concern” opinion. As of September 30, 2021, we had an accumulated deficit of $97,316,341 and a net working capital deficit of $50,664.

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

The Company is planning potential acquisitions. The management has approached several companies in China as potential acquisition targets. The Company feels strongly that despite the challenges of cross border business, it might be able to acquire some good growth companies and bring good values to our stockholders.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. The Company has no accounts receivables and therefore as of September 30, 2021, and 2020 no allowance for doubtful accounts is necessary.

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

Results of Operations for the Three and Nine Months Ended September 30, 2021 compared to the Three and Nine Months Ended September 30, 2020

In the summer of 2014, the Company decided to discontinue all operations. After the change of control on November 3, 2020, the Company’s operations are determined and structured by the new major shareholder.

During the three and nine months ended September 30, 2021 and 2020, we generated no revenues.

Operating expenses, during the three months ended September 30, 2021, was $13,107 compared to $2,156 during the three months ended September 30, 2020, an increase of $10,951 or 508%. Operating expenses during the nine months ended September 30, 2021, was $43,764 compared to $8,508 during the nine months ended September 30, 2020, an increase of $35,256 or 414%. The increase was mainly due to the higher professional fees related to the change of control and the filing of form 10 to become a SEC reporting company.

During the three months ended September 30, 2021, the Company incurred a net loss of $13,107, compared to a net loss of $1,419 during the three months ended September 30, 2020, an increase of 11,688. During the nine months ended September 30, 2021, the Company incurred a net loss of $43,764, compared to a net loss of $7,242 during the nine months ended September 30, 2020, an increase of $36,522. The increase in net loss in the three and nine months ended September 30, 2021 was primarily due to the increase in operating expenses.

Liquidity and Capital Resources

As of September 30, 2021, and 2020, we had a cash balance of $0. Due to the lack of revenue, the company’s operations are primarily funded by the Company’s CEO and major shareholder.

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

Operating Activities

Net cash used in operating activities was $0 during the nine months ended September 30, 2021 and 2020.

Investing Activities

We neither generated nor used cash in investing activities during the nine months ended September 30, 2021 and 2020.

Financing Activities

We neither generated nor used cash in financing activities during the nine months ended September 30, 2021 and 2020.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have incurred net losses of $43,764 and $7,242 for the nine months ended September 30, 2021 and 2020, respectively, and have a working capital deficit of $50,664 as of September 30, 2021, in addition to a stockholder deficit of $50,664, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended September 30, 2021 that have materially affected or are reasonably likely to materially affect our internal controls.

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

HONG YUAN HOLDING GROUP

Dated: November 10, 2021	By:	/s/ Li Xudong
Li Xudong
CEO and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)

