Form 10-K
period 2021-12-31
HONG YUAN HOLDING GROUP
filed 2022-03-29
CIK 1324759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number: 000-56252

HONG YUAN HOLDING GROUP

(Exact name of registrant as specified in its charter)

Nevada	91-2154289
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or organization)	Identification No.)

Room 2707, Global Mansion, Zhengbian Road, Jinhui District,

Zhengzhou City, Henan Province, China 450000

(Address of principal executive offices)

+861 8999250338

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 30, 2021, the aggregate market value of our common stock held by non-affiliates was $6,844,370, based on 22,814,566 shares of outstanding common stock held by non-affiliates, and a price of $0.3 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of March 9, 2022 was 74,640,766.

HONG YUAN HOLDING GROUP

In this annual report the words “we,” “us,” “our,” and the “Company” refer to Hong Yuan Holding Group.

FORWARD LOOKING STATEMENTS

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Statements made in this Form 10-K that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent our best judgment as to what may occur in the future. These forward-looking statements include our plans and objectives for our future growth, including plans and objectives related to the consummation of acquisitions and future private and public issuances of our equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, you should not regard the inclusion of such information as our representation or the representation of any other person that we will achieve our objectives and plans. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I

Item 1	Business.

Our Company

Hong Yuan Holding Group, formerly Cereplast, Inc., a Nevada corporation (“Hong Yuan”, the “Company, “we”, “us” or “our”) is a public shell company seeking to create value for its shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock.

No potential merger candidate has been identified at this time.

We do not propose to restrict our search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. We have unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

The selection of a business opportunity in which to participate is complex and risky. Additionally, we have only limited resources and may find it difficult to locate good opportunities. There can be no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our shareholders. We will select any potential business opportunity based on our management’s best business judgment.

Our activities are subject to several significant risks, which arise primarily as a result of the fact that we have no specific business, and may acquire or participate in a business opportunity based on the decision of management, which potentially could act without the consent, vote, or approval of our shareholders. The risks faced by us are further increased as a result of its lack of resources and our inability to provide a prospective business opportunity with significant capital.

Our History

Organization and Corporate History

The Company was incorporated in the state of Nevada on September 14, 2001 under the name Biocorp North America, Inc. On July 19, 2004 the Company changed its name to Nat-UR, Inc. and on March 18, 2005 it changed its name again to Cereplast, Inc.

We had developed and were commercializing proprietary bio-based resins through two complementary product families: Cereplast Compostables resins which are compostable, renewable, ecologically sound substitutes for petroleum-based plastics, and Cereplast Sustainables resins (including the Cereplast Hybrid Resins product line), which replaces up to 90% of the petroleum-based content of traditional plastics with materials from renewable resources. Our resins could be converted into finished products using conventional manufacturing equipment without significant additional capital investment by downstream converters. In the summer of 2014, the Company ceased all operations and since that time has been inactive

On May 7, 2014, we voluntarily converted our Chapter 11 filing to a Chapter 7 filing in the U.S. Bankruptcy Court for the Southern District of Indiana. We ceased all business activities in August 2014. May 10, 2019, the Trustees’ Final Account, the Certification of Full Administration and Application for Discharge was filed and accepted by the Court. All debts and liabilities were paid or discharged. On May 11, 2019, the Bankruptcy Case was closed.

On March 22, 2019, the eight judicial District Court of Nevada appointed Custodian Ventures, LLC as custodian for Cereplast, Inc., proper notice having been given to the officers and directors of Cereplast, Inc. There was no opposition.

On June 04, 2019, the Company filed a certificate of revival with the state of Nevada, appointing David Lazar as, President, Secretary, Treasurer and Director.

A change of control of the Company was completed on November 3, 2020, Pursuant to a Stock Purchase Agreement dated October 22, 2020 control was obtained by the sale of 50,000,000 common shares and 5,000,000 Series A-1 Preferred Shares from Custodian Ventures, LLC to Xudong Li. After November 3, 2020, the Company’s operations are determined and structured by the new major shareholder.

General Business Plan

Our business plan to seek a merger has many uncertainties which pose risks to investors.

We intend to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms which desire to seek the advantages of an issuer who has complied with the Securities Act of 1934 (the “1934 Act”). We will not restrict our search to any specific business, industry or geographical location, and we may participate in business ventures of virtually any nature. This discussion of our proposed business is purposefully general and is not meant to be restrictive of our unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because of our lack of financial resources. We may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. All of these activities have risk to investors including dilution and management.

We expect that the selection of a business opportunity will be complex. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, essentially no assets to provide the owners of business opportunities. However, we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our Board of Directors. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our director, professional advisors or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any, and prospects for the future; (iv) nature of present and expected competition; (v) quality, experience and depth of management services; (vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion; (ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we expect to meet personally with management and key personnel. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Acquisition Interest

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another company or entity. We may also acquire stock or assets of an existing business. Upon consummation of a transaction, it is probable that our present management and stockholders will no longer be in control of us. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders, or sell his stock in us. Any such sale will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under application federal and state securities laws. In some circumstances, as a negotiated element of the transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after it has successfully consummated a merger or acquisition and is no longer considered an inactive company.

The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. There is no assurance that such a trading market will develop.

While the actual terms of a transaction cannot be predicted, it is expected that the parties to any business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the business transaction in a so-called “tax-free” reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owner of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our stockholders would retain less than 20% of the issued and outstanding shares of the surviving entity. This would result in significant dilution in the equity of our stockholders.

As part of our investigation, we expect to meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of both parties, and the management of the opportunity.

With respect to any merger or acquisition, and depending upon, among other things, the target company’s assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in us following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with assets and expectations of growth. Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders.

We will participate in a business opportunity only after the negotiation and execution of appropriate written business agreements. Although the terms of such agreements cannot be predicted, generally we anticipate that such agreements will (i) require specific representations and warranties by all of the parties; (ii) specify certain events of default; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing; (iv) outline the manner of bearing costs, including costs associated with the Company’s attorneys and accountants; (v) set forth remedies on defaults; and (vi) include miscellaneous other terms.

As stated above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance within the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by that business to be acquired, the definitive closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the definitive closing documents will also contain a provision providing for reimbursement for our costs associated with the proposed transaction.

The Company is a Blank Check Company

At present, the Company is a development stage company with minimal assets and no specific business plan or purpose. The Company’s business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, the Company is a “blank check company” and, as a result, any offerings of the Company’s securities under the Securities Act of 1933, as amended (the “Securities Act”) must comply with Rule 419 promulgated by the Securities and Exchange Commission (the “SEC”) under the Act. The Company’s Common Stock is a “penny stock,” as defined in Rule 3a51-1 promulgated by the SEC under the Securities Exchange Act. The Penny Stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the penny stock market.

The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each Penny Stock held in the customer’s account. Also, the Penny Stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the Penny Stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the Penny Stock rules. So long as the common stock of the Company is subject to the Penny Stock rules, it may be more difficult to sell the Company’s common stock.

We are a “Shell Company,” as defined in Rule 405 promulgated by the SEC under the Securities Act. A Shell Company is one that has no or nominal operations and either: (i) no or nominal assets; or (ii) assets consisting primarily of cash or cash equivalents. As a Shell Company, we are restricted in our use of Registrations on Form S-8 under the Securities Act; the lack of availability of the use of Rule 144 by security holders; and the lack of liquidity in our stock.

Unavailability of Rule 144 for Resale

Rule 144(i) “Unavailability to Securities of Issuers With No or Nominal Operations and No or Nominal Non-Cash Assets” provides that Rule 144 is not available for the resale of securities initially issued by an issuer that is a Shell Company. We have identified our company as a Shell Company and, therefore, the holders of our securities may not rely on Rule 144 to have the restriction removed from their securities without registration or until the Company is no longer identified as a Shell Company and has filed all requisite periodic reports under the Exchange Act for twelve (12) months.

As a result of our classification as a Shell Company, our investors are not allowed to rely on the “safe harbor” provisions of Rule 144, promulgated pursuant to the Securities Act, so as not to be considered underwriters in connection with the sale of our securities until one year from the date that we cease to be a Shell Company. This will likely make it more difficult for us to attract additional capital through subsequent unregistered offerings because purchasers of securities in such unregistered offerings will not be able to resell their securities in reliance on Rule 144, a safe harbor on which holders of restricted securities usually rely to resell securities.

Rule 419 of the Securities Act

The provisions of Rule 419 apply to registration statements filed under the Securities Act by a blank check company, such as the Company. Rule 419 requires that a blank check company filing a registration statement deposit the securities being offered and proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger. While we are not currently registering shares for an offering, we may do so in the future.

In addition, an issuer is required to file a post-effective amendment to a registration statement upon the execution of an agreement for an acquisition or merger. The rule provides procedures for the release of the offering funds, if any, in conjunction with the post-effective acquisition or merger. The obligations to file post-effective amendments are in addition to the obligations to file Forms 8-K to report for both the entry into a material definitive (non-ordinary course of business) agreement and the completion of the transaction. Rule 419 applies to both primary and re-sale or secondary offerings.

Within five (5) days of filing a post-effective amendment setting forth the proposed terms of an acquisition, the Company must notify each investor whose shares are in escrow, if any. Each such investor then has no fewer than 20 and no greater than 45 business days to notify the Company in writing if they elect to remain an investor. A failure to reply indicates that the person has elected to not remain an investor. As all investors are allotted this second opportunity to determine to remain an investor, acquisition agreements should be conditioned upon enough funds remaining in escrow to close the transaction.

Competition

We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Investment Company Act 1940

Although we will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, we believe we will not be subject to regulation under the Investment Company Act of 1940 (the “1940 Act”) insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations that result in us holding passive investment interests in a number of entities, we could be subject to regulation under the 1940 Act. In such event, we would be required to register as an investment company and incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the 1940 Act and, consequently, any violation of the 1940 Act would subject us to material adverse consequences. We believe that, currently, we are exempt under Regulation 3a-2 of the 1940 Act.

Intellectual Property

We own no intellectual property.

Employees

We presently have no full time executive, operational, or clerical staff.

Ms. Xudong has been a director and officer of the Company since 2020 and its principal shareholder.

Factors Effecting Future Performance

Rather than an operating business, our goal is to obtain debt and/or equity financing to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

Although there is no assurance that this series of events will be successfully completed, we believe we can successfully complete an acquisition or merger which will enable us to continue as a going concern. Any acquisition or merger will most likely be dilutive to our existing stockholders.

Item 1A.	Risk Factors

This item is inapplicable because we are a “smaller reporting company” as defined in Exchange Act Rule 12b-2.

Item 1B.	Unresolved Staff Comments

This item is inapplicable because we are a “smaller reporting company” as defined in Exchange Act Rule 12b-2.

Item 2	Properties.

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses an office provided by Ms. Xudong, the Company’s President and CEO, at no cost to the Company. Ms. Xudong has agreed to continue this arrangement until the Company completes an acquisition or merger. We presently do not own any equipment, and do not intend to purchase or lease any equipment prior to or upon completion of a business combination.

Item 3	Legal Proceedings.

Neither we nor any of our officers, directors or holders of five percent or more of its common stock is a party to any pending legal proceedings and to the best of our knowledge, no such proceedings by or against us or our officers, or directors or holders of five percent or more of its common stock have been threatened or is pending against us.

Item 4	Mine Safety Disclosures.

Not applicable

PART II

Item 5	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

Market Information

Shares of our common stock trade in the pink sheets market and quotations for the common stock are listed in the “Pink Sheets” produced by the OTC Markets under the symbol “HGYN”.

The following table sets forth for the respective periods indicated the prices of our common stock in this market as reported and summarized by the National Quotation Bureau. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Year ended December 31, 2020	High	Low
First Quarter	$.001	$.0003
Second Quarter	.0015	.001
Third Quarter	.002	.0003
Fourth Quarter	.002	.0003

Year ended December 31, 2021	High	Low
First Quarter	$0.52	$0.023
Second Quarter	0.98	0.094
Third Quarter	0.45	0.181
Fourth Quarter	0.24	0.176

Holders

There were 206 holders of record as of December 31, 2021; however, we believe the number of beneficial holders of our shares of common stock to be approximately 290. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Dividends

We have never paid cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our board of directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws, any future preferred stock instruments, and any future credit arrangements may then impose.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its Common Stock or Preferred Stock. The issuance of any of our Common Stock or Preferred Stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Equity Securities

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

On May 4, 2020, the Company issued 5,000,000 shares of the Series A-1 Preferred stock valued at $5,000 to Custodian Ventures LLC as repayment of funds loaned to the Company

All of the securities set forth above were sold pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering. No general advertising or solicitation was used. And the investors were purchasing the Shares for investment purposes only, without a view to resale. All issued securities were affixed with appropriate legends restricting sales and transfers.

Item 6	Selected Financial Data.

This item is inapplicable because we are a “smaller reporting company” as defined in Exchange Act Rule 12b-2.

Item 7	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

Forward Looking Statement Notice

This Current Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “believes,” “management believes” and similar language. Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned “Risk Factors,” as well as any cautionary language in this report; provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this Form 10-K.

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

We have not yet generated sustained profits from our prior operations. Our independent accountants have expressed a “going concern” opinion. As of December 31, 2021, we had an accumulated deficit of $97,318,853 and a net working capital deficit of $53,176.

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

Results of Operations for the Year Ended December 31, 2021 compared to the Year Ended December 31, 2020

In the summer of 2014, the Company decided to discontinue all operations. After the change of control on November 3, 2020, the Company’s operations are determined and structured by the new major shareholder.

During the years ended December 31, 2021 and 2020, we generated no revenues.

Operating expenses, including general and administrative expenses, during the year ended December 31, 2021, was $46,276 compared to $18,909 during the year ended December 31, 2020, an increase of $27,367 or 145%. The increase was mainly due to the higher professional fees related to the change of control and the filing of form 10 to become a SEC reporting company

During the year ended December 31, 2021, the Company incurred a net loss of $46,276, compared to a net loss of $17,642 during the year ended December 31, 2020. The $28,634 increase in net loss was primarily due to the increase in operating expenses.

Liquidity and Capital Resources

As of December 31, 2021, and 2020, we had a cash balance of $0. Due to the lack of revenue, the company’s operations are primarily funded by the Company’s CEO and major shareholder.

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

Operating Activities

Net cash used in operating activities was $0 during the year ended December 31, 2021 and 2020.

Investing Activities

We neither generated nor used cash in investing activities during the year ended December 31, 2021 and 2020.

Financing Activities

We neither generated nor used cash in financing activities during the year ended December 31, 2021 and 2020.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have incurred net losses of $46,276 and $17,642 for the year ended December 31, 2021 and 2020, respectively, and have a working capital deficit of $53,176 as of December 31, 2021, in addition to a stockholder deficit of $53,176, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Inflation

We do not believe that inflation has had in the past or will have in the future any significant negative impact on our operations.

Item 7A	Quantitative And Qualitative Disclosures About Market Risk.

This item does not apply to smaller reporting companies.

Item 8	Financial Statements And Supplementary Data.

Our financial statements appear beginning on page F-1, immediately following the signature page of this report.

Item 9	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

On January 29, 2021, we appointed B F Borgers, CPA PC as our new independent auditors.

There has never been any disagreement with any independent registered public accounting firm that has worked for the Company regarding accounting and financial disclosure.

Item 9A	Controls And Procedures.

Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our Chief Executive Officer as of the end of the period covered by this report, our Chief Executive Officer concluded that our disclosure controls and procedures have not been effective as a result of a weakness in the design of internal control over financial reporting identified below.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our ICFR based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on management’s evaluation under the framework, management has concluded that our ICFR was not effective as of December 31, 2021.

We identified material weaknesses in our ICFR primarily attributable to (i) lack of segregation of incompatible duties; and (ii) insufficient Board of Directors representation. These weaknesses are due to our inadequate staffing during the period covered by this report and our lack of working capital to hire additional staff. Management has retained an outside, independent financial consultant to record and review all financial data, as well as prepare our financial reports, in order to mitigate this weakness. Although management will periodically re-evaluate this situation, at this point it considers that the risk associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified. We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of our registered public accounting firm regarding ICFR. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information

Not applicable

PART III

Item 10	Directors And Executive Officers And Corporate Governance.

The following table sets forth the names and ages of all directors and executive officers as of the end of the last fiscal year and on the date of this report:

Name	Age	Position	Since
Xudong Li	57	President, CFO, Secretary and Director	Nov. 3, 2020
Zhang Haosong	42	Director	Nov. 3, 2020

Xudong Li, has served as a director, President and Chief Executive Officer of the Company since November 2020. Ms. Xudong is a highly active business consultant in China. From 2017 to 2019, he served as the General Consultant at Sichuan Commodities Exchange. He also served as the consultant at Tianjin Commodities Exchange the same period of time. From 2014 to 2016, he served as the General Consultant at Shaanxi Jeer Health Industry Group. The company, located in Shaanxi, Ankang City, also known as Chinese Selenium Valley, focused on the R&D, production and sales from Selenium.

Zhang Haosong, Zhang Haosong has been a director of the Company since November 2020. He previously worked at China Life Insurance, as a special assistant to the chairman and general manager of one of its large company group. He has over 6 years of domestic and foreign listing counseling experience. He also has expertise in corporate management consulting, equity investments and financing, VIE structure processing, listed company acquisitions, mergers and acquisitions and restructuring. Over the past five years he has served as a consultant for many private and listed companies, and Sino-foreign joint ventures. Mr. Zhang attended the France Brest Business School where he received an MBA.

Each of our director’s primary qualification to serve as such involves his or her extensive experience with different aspects of counseling and reviewing opportunities for acquiring businesses for their clients.

Audit Committee

The Company does not presently have an Audit Committee and the entire Board acts in such capacity for the immediate future due to the limited size of the Board. The Company intends to increase the size of its Board in the future, at which time it may appoint an Audit Committee.

In lieu of an Audit Committee the Board is empowered to make such examinations as are necessary to monitor the corporate financial reporting and the external audits of The Company, to provide to the Board of Directors (the “Board”) the results of its examinations and recommendations derived there from, to outline to the Board improvements made, or to be made, in internal control, to nominate independent auditors, and to provide to the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters that require Board attention.

Compensation Committee

The Company does not presently have a Nominating Committee and the Board acts in such capacity for the immediate future due to the limited size of the Board. The Company intends to increase the size of its Board in the future, at which time it may appoint a Compensation Committee.

The Compensation Committee will be authorized to review and make recommendations to the Board regarding all forms of compensation to be provided to the executive officers and directors of The Company, including stock compensation, and bonus compensation to all employees.

Nominating Committee

The Company does not have a Nominating Committee and the Board acts in such capacity.

Code of Conduct and Ethics

To date, we have not adopted a Code of Ethics applicable to our principal executive officer and principal financial officer because the Company has no meaningful operations. The Company does not believe that a formal written code of ethics is necessary at this time. We expect that the Company will adopt a code of ethics if and when the Company successfully completes a business combination that results in the acquisition of an on-going business and thereby commences operations.

Item 11	Executive Compensation.

The following tables set forth certain information about compensation paid, earned or accrued for services by the Company’s Chief Executive Officer in the years ended December 31, 2021 and 2020:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Li Xudong	2021	-	-	-	-	-	-	-	-
CEO(1)	2020	-	-	-	-	-	-	-	-

David Lazar	2020	-	-	-	-	-	-	-	-
CEO(2)

(1) On November 3, 2020 Ms. Xudong was appointed as CEO, CFO and Secretary.

(2) On November 3, 2020, Mr. Lazar resigned as CEO, CFO and Secretary.

Employment Agreement

We do not have any employment agreements with our officers.

Director’s Compensation

At present we do not pay our directors for attending meetings of our Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December 31, 2021 the number and percentage of the outstanding shares of common stock, which, according to the information available to us, were beneficially owned by:

(i)	each person who is currently a director,

(ii)	each executive officer,

(iii)	all current directors and executive officers as a group, and

(iv)	each person who is known by us to own beneficially more than 5% of our outstanding common stock.

Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of Beneficial Owner (1)	Number of Common Shares	Percent of Class
Xudong Li, President, CFO, Secretary and Director	50,000,000	67.0%
Zhang Haosong, Director	-0-	-0-
All executive officers, beneficial owners, and directors as a group (2)	50,000,000	67.0%

(1)	c/o Room 2707, Global Mansion, Zhengbian Road, Jishui District, Zhengzhou City, Henan Provence 450000 China

The following table sets forth information as of the date of this report regarding the beneficial ownership of the Company’s Series A-1 Preferred Stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the class of stock after giving effect to any exercise of warrants or options held by that person.

Name and Position	Shares Owned	Percent of Class(1)	Voting Percentage (3)
Xudong Li, President, Chief Executive Officer, Director (2)	5,000,000	100%	91%

Zhang Haosong, Director	-	-	-

All Officers and directors as a Group (2 persons)	5,000,000	100%	91%

(1)	Based on 5,000,000 shares of Series A-1 Preferred Stock (“Preferred Stock”) outstanding, which, voting together as a class, have the right to vote 100 shares for each share of Preferred Stock owned of the Company’s voting shares on any and all shareholder matters (the “Majority Voting Rights”). Additionally, as long as at least an aggregate of 1,000,000 shares of Preferred Stock are outstanding, the Company shall not, without the approval of the holders of at least a majority of the then outstanding shares of Preferred Stock, alter or change the provisions of the Certificate of Incorporation so as to adversely affect the voting powers, preferences or special rights of the Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Preferred Stock. Other than the Majority Voting Rights.

(2)	The address of the officers and director of the Company is set forth above under the first table of this section

(3)	Based on aggregate voting shares, including Common Stock shares and Series A-1 Preferred Stock shares, presently issued and outstanding.

Item 13	Certain Relationships And Related Transactions, And Director Independence.

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

During the year ended December 31, 2021, the Company’s current majority shareholder advanced $46,876 to the Company as working capital. As of December 31, 2021 and 2020, the Company owed its current majority shareholders of $53,176, and $6,300, respectively. The advances are non-interest bearing and are due on demand.

Director Independence

The Board currently consists of two members, of which Zhang Haosong meets the independence requirements of the Nasdaq Stock Market as currently in effect.

Item 14	Principal Accountant Fees And Services.

The following is a summary of the fees billed to us for professional services rendered by our registered independent public accountants for the fiscal years ended December 31, 2021 and December 31, 2020:

	Fiscal year ended December 31,
	2021	2020

Audit Fees	$15,500	$5,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$15,500	$5,000

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees. Consists of fees for product and services other than the services reported above.

Board of Directors’ Pre-Approval Policies

We do not have a standing audit committee currently serving and as a result our BOD performs the duties of an audit committee. Our BOD evaluates and approves, in advance, the scope and cost of the engagement of an accounting firm before the accounting firm renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements

Years Ended December 31, 2021 and 2020

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

Exhibit No.	Description

3.1*	Articles of Incorporation and Amendment thereto.

3.2*	Bylaws

10.1*	Securities Purchase Agreement between Custodian ventures, LLC and Xudong Li dated October 22, 2020

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2022	By:	/s/ Li Xudong
Li Xudong
Chief Executive Officer
(Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2022.

Signature	Title

/s/ Li Xudong	Chief Executive Officer and a Director
Li Xudong	(Principal Executive Officer)

/s/ Zhang Haosong	Director
Zhang Haosong

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Hong Yuan Holding Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hong Yuan Holding Group as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC

We have served as the Company’s auditor since 2021

Lakewood, CO

March 28, 2022

HONG YUAN HOLDING GROUP

BALANCE SHEETS

	December 31,	December 31,
	2021	2020

ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$-	$600
Due to related parties	53,176	6,300
Total Current Liabilities	53,176	6,900

TOTAL LIABILITIES	53,176	6,900

Stockholders’ Deficit
Preferred Stock: 5,000,000 shares authorized; $0.001 par value 5,000,000 issued and outstanding at December 31, 2021 and 2020	5,000	5,000
Common stock: 250,000,000 shares authorized; $0.001 par value 74,640,766 shares issued and outstanding at December 31, 2021 and 2020	74,641	74,641
Paid-in capital	97,186,036	97,186,036
Accumulated deficit during development stage	(97,318,853)	(97,272,577)
Total Stockholders’ Deficit	(53,176)	(6,900)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

HONG YUAN HOLDING GROUP

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2021	2020

Operating Expenses
General and administrative	$5,255	$7,006
Professional fees	41,021	11,903
Total Operating Expenses	46,276	18,909

Operating loss	(46,276)	(18,909)

Other Income and Expense
Interest income	-	1,267
Total other income (expense)	-	1,267

Provision for income taxes	-	-
Net loss	$(46,276)	$(17,642)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	74,640,970	74,641,132

The accompanying notes are an integral part of these consolidated financial statements.

HONG YUAN HOLDING GROUP

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock: Shares	Common Stock: Amount	Preferred Stock: (A-1) Shares	Preferred Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Totals
Balance – December 31. 2020	74,641,276	$74,641	5,000,000	$5,000	$97,186,036	$(97,272,577)	$-	$(6,900)

Cancellation of common stock	(510)
Net loss	-	-	-	-	-	(46,276)	-	(46,276)

Balance – December 31, 2021	74,640,766	$74,641	5,000,000	$5,000	$97,186,036	$(97,318,835)	$-	$(53,176)

	Common Stock: Shares	Common Stock: Amount	Preferred Stock: (A-1) Shares	Preferred Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Totals

Balance – December 31, 2019	74,640,766	$74,641	510	$-	$97,206,117	$(97,254,935)	$-	$25,823

Conversion of preferred stock into common stock	510	-	(510)	-	-	-	-	-
Issuance of preferred stock to related party	-	-	5,000,000	5,000	-	-	-	5,000
Due to related party written off upon change of control	-	-	-	-	11,301	-	-	11,301
Notes receivable from related party written off upon change of control	-	-	-	-	(31,382)	-	-	(31,382)
Net loss	-	-	-	-	-	(17,642)	-	(17,642)

Balance – December 31, 2020	74,641,276	$74,641	5,000,000	$5,000	$97,186,036	$(97,272,577)	$-	$(6,900)

The accompanying notes are an integral part of these consolidated financial statements.

HONG YUAN HOLDING GROUP

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,276)	$(17,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income	-	(1,266)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(600)	600
Loan payable - related party	46,876	18,308
Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net change in cash and cash equivalents for the year	-	-
Cash and cash equivalents at beginning of the year	-	-
Cash and cash equivalents at end of the year	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Written off notes receivable, related party	$-	$30,116
Written off due to related party	$-	$11,301
Due to related party converted to preferred stock	$-	$5,000

The accompanying notes are an integral part of these consolidated financial statements.

HONG YUAN HOLDING GROUP

NOTES TO FINANCIAL STATEMENTS

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2021 and 2020, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of December 31, 2021 and 2020.

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

During the year ended December 31, 2021, the Company’s current majority shareholder advanced $46,876 to the Company as working capital. As of December 31, 2021 and 2020, the Company owed its current majority shareholders of $53,176, and $6,300, respectively. The advances are non-interest bearing and are due on demand.

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

As of December 31, 2021, a total of 74,640,766 shares of common stock with par value $0.001 remain outstanding.

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

As of December 31, 2021, a total of 5,000,000 shares of Series A-1 preferred stock with par value $0.001 remain outstanding.

Note 7 – Income Taxes

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards.

As of December 31, 2021, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes for the years ended December 31, 2021 and 2020 as follows:

	Year Ended December 31,
	2021	2020

Income tax benefit at federal statutory rate	21%	21%
Change in valuation allowance	-21%	-21%
	-%	-%

The components of deferred taxes consist of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020

Net operating loss carryforwards	$20,436,959	$20,427,241
Less: valuation allowance	(20,436,959)	(20,427,241)
Net deferred tax assets	$-	$-

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For December 31, 2021 and 2020, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

Note 8 – Subsequent Event

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

