Form 10-Q
period 2022-03-31
HONG YUAN HOLDING GROUP
filed 2022-05-16
CIK 1324759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-56252

HONG YUAN HOLDING GROUP

(Exact name of registrant as specified in its charter)

Nevada	91-2154289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 2602, Funder Center, No.222 Shun Cheng Street, Qing Yang District, Chengdu City, Sichuan Province	610017, China
(Address of principal executive offices)	(Zip Code)

+861 9382185278
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of May 10, 2022 was 74,640,766.

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

Item 1. Financial Statements

HONG YUAN HOLDING GROUP

BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	Unaudited
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$250	$-
Due to related parties	72,426	53,176
Total Current Liabilities	72,676	53,176

TOTAL LIABILITIES	72,676	53,176

Stockholders’ Deficit
Preferred Stock: 5,000,000 shares authorized; $0.001 par value 5,000,000 issued and outstanding at March 31, 2022 and December 31, 2021	5,000	5,000
Common stock: 250,000,000 shares authorized; $0.001 par value 74,640,766 shares issued and outstanding at March 31, 2022 and December 31, 2021	74,641	74,641
Capital deficiency	97,186,036	97,186,036
Accumulated deficit during development stage	(97,338,353)	(97,318,853)
Total Stockholders’ Deficit	(72,676)	(53,176)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

HONG YUAN HOLDING GROUP

STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended
	March 31,
	2022	2021

Operating Expenses
General and administrative	$5,019	$3,500
Professional fees	14,481	17,260
Total Operating Expenses	19,500	20,760

Operating loss	(19,500)	(20,760)

Other Income and Expense	-	-

Provision for income taxes	-	-

Net loss	$(19,500)	$(20,760)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	74,641,276	74,641,276

The accompanying notes are an integral part of these financial statements.

HONG YUAN HOLDING GROUP

STATEMENT OF STOCKHOLDERS’ EQUITY

UNAUDITED

			Preferred
	Common Stock: Shares	Common Stock: Amount	Stock: (A-1) Shares	Preferred Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals

Balance – December 31. 2021	74,640,766	$74,641	5,000,000	$5,000	$97,186,036	$(97,318,835)	$(53,176)

Net loss	-	-	-	-	-	(19,500)	(19,500))

Balance – March 31, 2022	74,640,766	$74,641	5,000,000	$5,000	$97,186,036	$(97,338,353)	$(72,676))

			Preferred
	Common Stock: Shares	Common Stock: Amount	Stock: (A-1) Shares	Preferred Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals
Balance – December 31. 2020	74,641,276	$74,641	5,000,000	$5,000	$97,186,036	$(97,272,577)	$(6,900)

Net loss	-	-	-	-	-	(20,760)	(20,760)

Balance – March 31, 2021	74,641,276	$74,641	5,000,000	$5,000	$97,186,036	$(97,293,337)	$(27,660)

The accompanying notes are an integral part of these financial statements.

HONG YUAN HOLDING GROUP

STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,500)	$(20,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	250	(184)
Loan payable - related party	19,250	20,944
Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net change in cash and cash equivalents for the year	-	-
Cash and cash equivalents at beginning of the year	-	-
Cash and cash equivalents at end of the year	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

HONG YUAN HOLDING GROUP

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

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

Note 2 – Summary of significant accounting policies

Unaudited Interim Financial Information

These unaudited interim financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

The balance sheets and certain comparative information as of December 31, 2021 are derived from the audited financial statements and related notes for the year ended December 31, 2021, included in the Company’s Form 10K. These unaudited interim financial statements should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Form 10K.

Covid – 19

On March 11, 2020, the World Health Organization announced that infections caused by the corona virus disease of 2019 (“COVID-19”) had become pandemic. The Government of China has adopted various regulations and orders, including mandatory quarantines, limits on the number of people that may gather in one location, closing non-essential businesses and travel bans to limit the spread of the disease. Many of these measures have been relaxed due to the decrease in the prevalence of Covid-19 in China. However, since February 2022 to date, COVID-19 cases have increased again in many cities of China. The Company’s efforts to establishing a new business, financial planning, raising capital, and research into products for the Company’s product portfolio has somewhat impacted by COVID-19.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2022 and 2021, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of March 31, 2022 and December 31, 2021.

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

During the three months ended March 31, 2022, the Company’s current majority shareholder advanced $19,250 to the Company as working capital. As of March 31, 2022 and December 31, 2021, the Company owed its current majority shareholders of $72,426 and $53,176, respectively. The advances are non-interest bearing and are due on demand.

Note 5 – Common stock

On October 4, 2019, the Company issued 50,000,000 shares of common stock to Custodian Ventures, LLC, the former major shareholder, at par for shares valued at $50,000 in exchange for settlement of a portion of a related party loan for amounts advanced to the Company in the amount of $20,100, and a note receivable due to the Company in the amount of $29,900. The note bears an interest of 3% and matures in 180 days following written demand by the holder. At December 31, 2020, the note receivable with a balance of $31,383 was written off because the collectability of the note is unlikely after the change of control.

On April 14, 2020, Custodian Ventures elected to convert the total amount of the 510 shares of Series A preferred stock into 510 shares of common stock.

On May 27, 2021, the 510 shares of common stock issued to Custodian Ventures were cancelled.

As of March 31, 2022, a total of 74,640,766 shares of common stock with par value $0.001 remain outstanding.

Note 6 – Preferred stock

As of March 31, 2022, a total of 5,000,000 shares of Series A-1 preferred stock with par value $0.001 remain outstanding.

Note 7 – Income Taxes

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards.

As of March 31, 2022, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the three months ended March 31, 2022 and 2021, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

We have not yet generated sustained profits from our prior operations. Our independent accountants have expressed a “going concern” opinion. As of March 31, 2022, we had an accumulated deficit of $97,338,353 and a net working capital deficit of $72,676.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. The Company has no accounts receivables and therefore as of March 31, 2022, and 2021 no allowance for doubtful accounts is necessary.

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

Results of Operations for the Quarter Ended March 31, 2022 compared to the Quarter Ended March 31, 2021

In the summer of 2014, the Company decided to discontinue all operations. After the change of control on November 3, 2020, the Company’s operations are determined and structured by the new major shareholder.

During the quarters ended March 31, 2022 and 2021, we generated no revenues.

Operating expenses, during the quarter ended March 31, 2022, was $19,500 compared to $20,760 during the quarter ended March 31, 2021, a decrease of $1,260 or 6%. The decrease was mainly due to the lower professional fees.

During the quarter ended March 31, 2022, the Company incurred a net loss of $19,500, compared to a net loss of $20,760 during the quarter ended March 31, 2021. The $1,260 decrease in net loss was primarily due to the decrease in operating expenses.

Liquidity and Capital Resources

As of March 31, 2022 and 2021, we had a cash balance of $0. Due to the lack of revenue, the company’s operations are primarily funded by the Company’s CEO and major shareholder.

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

Operating Activities

Net cash used in operating activities was $0 during the three months ended March 31, 2022 and 2021.

Investing Activities

We neither generated nor used cash in investing activities during the three months ended March 31, 2022 and 2021.

Financing Activities

We neither generated nor used cash in financing activities during the three months ended March 31, 2022 and 2021.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have incurred net losses of $19,500 and $20,760 for the quarters ended March 31, 2022 and 2021, respectively, and have a working capital deficit of $72,676 as of March 31, 2022, in addition to a stockholder deficit of $72,676, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended March 31, 2022 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits and Financial Statement Schedules

31.1	Certification of CEO and CFO. Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350 of CEO and CFO. Filed herewith.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Definition
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

HONG YUAN HOLDING GROUP

Dated: May 16, 2022	By:	/s/ Li Xudong
Li Xudong
CEO and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)

