Form 10-Q
period 2022-09-30
HONG YUAN HOLDING GROUP
filed 2022-11-14
CIK 1324759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-56252

HONG YUAN HOLDING GROUP

(Exact name of registrant as specified in its charter)

Nevada	91-2154289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 2707, Global Mansion, Zhengbian Road, Jinhui District, Zhengzhou City, Henan Province	450000, China
(Address of principal executive offices)	(Zip Code)

+861 8999250338

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HGYN	OTCMarkets (OTCQB)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of November 9, 2022 was 74,640,766.

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

Item 1. Financial Statements

HONG YUAN HOLDING GROUP

BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	Unaudited
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$900	$-
Due to related parties	88,311	53,176
Total Current Liabilities	89,211	53,176

TOTAL LIABILITIES	89,211	53,176

Stockholders’ Deficit
Preferred Stock: 5,000,000 shares authorized; $0.001 par value 5,000,000 issued and outstanding at September 30, 2022 and December 31, 2021	5,000	5,000
Common stock: 250,000,000 shares authorized; $0.001 par value 74,640,766 shares issued and outstanding at September 30, 2022 and December 31, 2021	74,641	74,641
Additional Paid-in Capital	97,186,036	97,186,036
Accumulated deficit during development stage	(97,354,888)	(97,318,853)
Total Stockholders’ Deficit	(89,211)	(53,176)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

HONG YUAN HOLDING GROUP

STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Operating Expenses
General and administrative	$30	$1,755	$5,109	$5,255
Professional fees	9,895	11,352	30,926	38,509
Total Operating Expenses	9,925	13,107	36,035	43,764

Operating loss	(9,925)	(13,107)	(36,035)	(43,764)

Other Income and Expense	-	-	-	-

Provision for income taxes	-	-	-	-

Net loss	$(9,925)	$(13,107)	$(36,035)	$(43,764)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	74,640,766	74,640,766	74,640,766	74,641,039

The accompanying notes are an integral part of these financial statements.

HONG YUAN HOLDING GROUP

STATEMENT OF STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock: Shares	Common Stock: Amount	Preferred Stock: (A-1) Shares	Preferred Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals

Balance – December 31. 2021	74,640,766	$74,641	5,000,000	$5,000	$97,186,036	$(97,318,853)	$(53,176)

Net loss	-	-	-	-	-	(26,110)	(26,110)

Balance – June 30, 2022	74,640,766	$74,641	5,000,000	$5,000	$97,186,036	$(97,344,963)	$(79,286)

Net loss	-	-	-	-	-	(9,925)	(9,925)

Balance – September 30, 2022	74,640,766	$74,641	5,000,000	$5,000	$97,186,036	$(97,354,888)	$(89,211)

	Common Stock: Shares	Common Stock: Amount	Preferred Stock: (A-1) Shares	Preferred Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals

Balance – December 31. 2020	74,641,276	$74,641	5,000,000	$5,000	$97,186,036	$(97,272,577)	$(6,900)

Cancellation of common stock	(510)	-	-	-	-	-	-
Net loss	-	-	-	-	-	(30,657)	(30,657)

Balance – June 30, 2021	74,640,766	$74,641	5,000,000	$5,000	$97,186,036	$(97,303,234)	$(37,557)

Net loss	-	-	-	-	-	(13,107)	(13,107)

Balance – September 30, 2021	74,640,766	$74,641	5,000,000	$5,000	$97,186,036	$(97,316,341)	$(50,664)

The accompanying notes are an integral part of these financial statements.

HONG YUAN HOLDING GROUP

STATEMENTS OF CASH FLOWS

UNAUDITED

Nine Months Ended
September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,035)	$(43,764)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	900	2,550
Loan payable - related party	35,135	41,214
Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net change in cash and cash equivalents for the year	-	-
Cash and cash equivalents at beginning of the year	-	-
Cash and cash equivalents at end of the year	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

HONG YUAN HOLDING GROUP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

On January 31, 2014, the Board of Directors of Cereplast, Inc. (the “Company”) approved a 1-for-50 reverse split (the “Reverse Split) which was previously approved by the shareholders on April 5, 2013 and previously disclosed on Current Report Form 8-K filed on April 5, 2013.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended September 30, 2022 and 2021, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of September 30, 2022 and December 31, 2021.

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

Note 4 – Related party transaction

During the nine months ended September 30, 2022, the Company’s current majority shareholder advanced $35,135 to the Company as working capital. As of September 30, 2022 and December 31, 2021, the Company owed its current majority shareholders of $88,311 and $53,176, respectively. The advances are non-interest bearing and are due on demand.

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

At September 30, 2022, the Company is authorized to issue 250,000,000 shares of $0.001 par value common stock.

As of September 30, 2022, a total of 74,640,766 shares of common stock with par value $0.001 remain outstanding.

Note 6 – Preferred stock

As of September 30, 2022, a total of 5,000,000 shares of Series A-1 preferred stock with par value $0.001 is authorized and remain outstanding.

Note 7 – Income Taxes

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards.

As of September 30, 2022, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the nine months ended September 30, 2022 and 2021, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

We have not yet generated sustained profits from our prior operations. Our independent accountants have expressed a “going concern” opinion. As of September 30, 2022, we had an accumulated deficit of $97,354,888 and a net working capital deficit of $89,211.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. The Company has no accounts receivables and therefore as of September 30, 2022 and 2021, no allowance for doubtful accounts is necessary.

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

Results of Operations for the Three and Nine Months Ended September 30, 2022 compared to the Three and Nine Months Ended September 30, 2021

In the summer of 2014, the Company decided to discontinue all operations. After the change of control on November 3, 2020, the Company’s operations are determined and structured by the new major shareholder.

During the three and nine months ended September 30, 2022 and 2021, we generated no revenues.

Operating expenses, during the three months ended September 30, 2022, was $9,925 compared to $13,107 during the three months ended September 30, 2021, a decrease of $3,182 or 24%. Operating expenses during the nine months ended September 30, 2022, was $36,035 compared to $43,764 during the nine months ended September 30, 2021, a decrease of $7,729 or 18%. The decrease was mainly due to the lower professional fees.

During the three months ended September 30, 2022, the Company incurred a net loss of $9,925, compared to a net loss of $13,107 during the three months ended September 30, 2021, a decrease of 3,182. During the nine months ended September 30, 2022, the Company incurred a net loss of $36,035, compared to a net loss of $43,764 during the nine months ended September 30, 2021, a decrease of $7,729. The decrease in net loss in the three and nine months ended September 30, 2022 was primarily due to the decrease in operating expenses.

Liquidity and Capital Resources

As of September 30, 2022 and 2021, we had a cash balance of $0. Due to the lack of revenue, the company’s operations are primarily funded by the Company’s CEO and major shareholder.

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

Operating Activities

Net cash used in operating activities was $0 during the nine months ended September 30, 2022 and 2021.

Investing Activities

We neither generated nor used cash in investing activities during the nine months ended September 30, 2022 and 2021.

Financing Activities

We neither generated nor used cash in financing activities during the nine months ended September 30, 2022 and 2021.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have incurred net losses of $36,035 and $43,764 for the nine months ended September 30, 2022 and 2021, respectively, and have a working capital deficit of $89,211 as of September 30, 2022, in addition to a stockholders’ deficit of $89,211, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended September 30, 2022 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits and Financial Statement Schedules

31.1	Certification of CEO and CFO. Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350 of CEO and CFO. Filed herewith.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

HONG YUAN HOLDING GROUP

Dated: November 14, 2022	By:	/s/ Li Xudong
Li Xudong
CEO and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)

