Form 10-K
period 2022-12-31
HONG YUAN HOLDING GROUP
filed 2023-03-31
CIK 1324759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2022, the aggregate market value of our common stock held by non-affiliates was $1,939,238, based on 22,814,566 shares of outstanding common stock held by non-affiliates, and a price of $0.085 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of March 28, 2023 was 74,640,766.

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

We developed and tried to commercializing proprietary bio-based resins through two complementary product families: Cereplast Compostables resins which are compostable, renewable, ecologically sound substitutes for petroleum-based plastics, and Cereplast Sustainables resins (including the Cereplast Hybrid Resins product line), which replaces up to 90% of the petroleum-based content of traditional plastics with materials from renewable resources. In the summer of 2014, the Company ceased all operations and since that time has been inactive

On May 7, 2014, we voluntarily converted our Chapter 11 filing to a Chapter 7 filing in the U.S. Bankruptcy Court for the Southern District of Indiana. We ceased all business activities in August 2014. On May 10, 2019, the Trustees’ Final Account, the Certification of Full Administration and Application for Discharge was filed and accepted by the Court. All debts and liabilities were paid or discharged. On May 11, 2019, the Bankruptcy Case was closed.

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

Year ended December 31, 2021	High	Low
First Quarter	$0.52	$0.023
Second Quarter	0.98	0.094
Third Quarter	0.45	0.181
Fourth Quarter	0.24	0.176

Year ended December 31, 2022	High	Low
First Quarter	$0.20	$0.08
Second Quarter	0.14	0.05
Third Quarter	0.09	0.03
Fourth Quarter	0.08	0.03

Holders

There were 206 holders of record as of December 31, 2022; however, we believe the number of beneficial holders of our shares of common stock to be approximately 290. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

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

None.

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

We developed and tried to commercializing proprietary bio-based resins through two complementary product families: Cereplast Compostables resins which are compostable, renewable, ecologically sound substitutes for petroleum-based plastics, and Cereplast Sustainables resins (including the Cereplast Hybrid Resins product line), which replaces up to 90% of the petroleum-based content of traditional plastics with materials from renewable resources. Our resins could be converted into finished products using conventional manufacturing equipment without significant additional capital investment by downstream converters. In the summer of 2014, the Company ceased all operations and since that time has been inactive.

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

We have not yet generated sustained profits from our prior operations. Our independent accountants have expressed a “going concern” opinion. As of December 31, 2022, we had an accumulated deficit of $97,377,201 and a net working capital deficit of $111,524.

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

Results of Operations for the Year Ended December 31, 2022 compared to the Year Ended December 31, 2021

In the summer of 2014, the Company decided to discontinue all operations. After the change of control on November 3, 2020, the Company’s operations are determined and structured by the new major shareholder.

During the years ended December 31, 2022 and 2021, we generated no revenues.

Operating expenses, including general and administrative expenses, during the year ended December 31, 2022, was $58,348 compared to $46,276 during the year ended December 31, 2021, an increase of $12,072 or 26%. The increase was mainly due to the higher general and administrative expenses, partly offset by lower professional fees.

During the year ended December 31, 2022, the Company incurred a net loss of $58,348, compared to a net loss of $46,276 during the year ended December 31, 2021. The $12,072 increase in net loss was primarily due to the increase in operating expenses.

Liquidity and Capital Resources

As of December 31, 2022, and 2021, we had a cash balance of $0. Due to the lack of revenue, the company’s operations are primarily funded by the Company’s CEO and major shareholder.

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

Operating Activities

Net cash used in operating activities was $0 during the year ended December 31, 2022 and 2021.

Investing Activities

We neither generated nor used cash in investing activities during the year ended December 31, 2022 and 2021.

Financing Activities

We neither generated nor used cash in financing activities during the year ended December 31, 2022 and 2021.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have incurred net losses of $58,348 and $46,276 for the year ended December 31, 2022 and 2021, respectively, and have a working capital deficit of $111,524 as of December 31, 2022, in addition to a stockholder deficit of $111,524, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our ICFR based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on management’s evaluation under the framework, management has concluded that our ICFR was not effective as of December 31, 2022.

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

The following table sets forth the names and ages of all directors and executive officers as of the end of the last fiscal year and on the date of this report:

Name	Age	Position	Since
Xudong Li	58	President, CFO, Secretary and Director	Nov. 3, 2020
Zhang Haosong	43	Director	Nov. 3, 2020

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

The following tables set forth certain information about compensation paid, earned or accrued for services by the Company’s Chief Executive Officer in the years ended December 31, 2022 and 2021:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Li Xudong	2022	-	-	-	-	-	-	-	-
CEO	2021	-	-	-	-	-	-	-	-

Employment Agreement

We do not have any employment agreements with our officers.

Director’s Compensation

At present we do not pay our directors for attending meetings of our Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December 31, 2022 the number and percentage of the outstanding shares of common stock, which, according to the information available to us, were beneficially owned by:

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

During the year ended December 31, 2022, the Company’s current majority shareholder advanced $56,515 to the Company as working capital. As of December 31, 2022 and 2021, the Company owed its current majority shareholders of $109,691, and $53,176, respectively. The advances are non-interest bearing and are due on demand.

Director Independence

The Board currently consists of two members, of which Zhang Haosong meets the independence requirements of the Nasdaq Stock Market as currently in effect.

Item 14	Principal Accountant Fees And Services.

The following is a summary of the fees billed to us for professional services rendered by our registered independent public accountants for the fiscal years ended December 31, 2022 and December 31, 2021:

	Fiscal year ended December 31,
	2022	2021

Audit Fees	$15,500	$15,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$15,500	$15,500

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

Years Ended December 31, 2022 and 2021

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

Exhibit No.	Description

3.1*	Articles of Incorporation and Amendment thereto.

3.2*	Bylaws

10.1*	Securities Purchase Agreement between Custodian ventures, LLC and Xudong Li dated October 22, 2020

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Label
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

*	Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2023	By:	/s/ Li Xudong
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
Zhang Haosong

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Hong Yuan Holding Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hong Yuan Holding Group as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC (PCOAB ID 5041)

We have served as the Company’s auditor since 2021

Lakewood, CO

March 30, 2023

HONG YUAN HOLDING GROUP

BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,833	$-
Due to related parties	109,691	53,176
Total Current Liabilities	111,524	53,176

TOTAL LIABILITIES	111,524	53,176

Stockholders’ Deficit
Preferred Stock: 5,000,000 shares authorized; $0.001 par value 5,000,000 issued and outstanding at December 31, 2022 and 2021	5,000	5,000
Common stock: 250,000,000 shares authorized; $0.001 par value 74,640,766 shares issued and outstanding at December 31, 2022 and 2021	74,641	74,641
Additional Paid-in Capital	97,186,036	97,186,036
Accumulated deficit during development stage	(97,377,201)	(97,318,853)
Total Stockholders’ Deficit	(111,524)	(53,176)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

HONG YUAN HOLDING GROUP

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2022	2021

Operating Expenses
General and administrative	$21,289	$5,255
Professional fees	37,059	41,021
Total Operating Expenses	58,348	46,276

Operating loss	(58,348)	(46,276)

Other Income and Expense	-	-

Provision for income taxes	-	-

Net loss	$(58,348)	$(46,276)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	74,640,664	74,640,970

The accompanying notes are an integral part of these consolidated financial statements.

HONG YUAN HOLDING GROUP

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock: Shares	Common Stock: Amount	Preferred Stock: (A-1) Shares	Preferred Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals

Balance – December 31. 2021	74,640,766	$74,641	5,000,000	$5,000	$97,186,036	$(97,318,853)	$(53,176)

Net loss	-	-	-	-	-	(58,348)	(58,348)

Balance – December 31, 2022	74,640,766	$74,641	5,000,000	$5,000	$97,186,036	$(97,377,201)	$(111,524)

	Common Stock: Shares	Common Stock: Amount	Preferred Stock: (A-1) Shares	Preferred Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals

Balance – December 31. 2020	74,641,276	$74,641	5,000,000	$5,000	$97,186,036	$(97,272,577)	$(6,900)

Cancellation of common stock	(510)	-	-	-	-	-	-
Net loss	-	-	-	-	-	(46,276)	(46,276)

Balance – December 31, 2021	74,640,766	$74,641	5,000,000	$5,000	$97,186,036	$(97,318,853)	$(53,176)

The accompanying notes are an integral part of these consolidated financial statements.

HONG YUAN HOLDING GROUP

STATEMENTS OF CASH FLOWS

Year Ended
December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(58,348)	$(46,276)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,833	(600)
Due to related party	56,515	46,876
Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net change in cash and cash equivalents for the year	-	-
Cash and cash equivalents at beginning of the year	-	-
Cash and cash equivalents at end of the year	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2022 and 2021, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of December 31, 2022 and 2021.

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

Note 4 – Related party transaction

During the year ended December 31, 2022, the Company’s current majority shareholder advanced $56,515 to the Company as working capital. As of December 31, 2022 and 2021, the Company owed its current majority shareholders of $109,691, and $53,176, respectively. The advances are non-interest bearing and are due on demand.

Note 5 – Common stock

On April 14, 2020, Custodian Ventures elected to convert the total amount of the 510 shares of Series A preferred stock into 510 shares of common stock.

On May 27, 2021, the 510 shares of common stock issued to Custodian Ventures were cancelled.

As of December 31, 2022, a total of 74,640,766 shares of common stock with par value $0.001 remain outstanding.

Note 6 – Preferred stock

As of December 31, 2022, a total of 5,000,000 shares of Series A-1 preferred stock with par value $0.001 remain outstanding.

NOTE 7 – INCOME TAXES

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards.

As of December 31, 2022, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes for the years ended December 31, 2022 and 2021 as follows:

	Year Ended December 31,
	2022	2021

Income tax benefit at federal statutory rate	21%	21%
Change in valuation allowance	-21%	-21%
	-%	-%

The components of deferred taxes consist of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

Net operating loss carryforwards	$20,449,212	$20,436,959
Less: valuation allowance	(20,449,212)	(20,436,959)
Net deferred tax assets	$-	$-

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For December 31, 2022 and 2021, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

Note 8 – Subsequent Event

On March 23, 2023, the Company entered into an agreement to acquire 80% of Bozhou Tangfang Wine Co., Ltd. The Company has 60 days to conduct legal and financial due diligence. The acquisition price will be determined after valuation is done by mutually designated valuator. This agreement expires on the earlier of 60 days after the execution date of the agreement or the closing date of the final agreement.

