Form 10-K
period 2023-12-31
HONG YUAN HOLDING GROUP
filed 2024-04-09
CIK 1324759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 30, 2023, the aggregate market value of our common stock held by non-affiliates was $1,330,601, based on 24,640,766 shares of outstanding common stock held by non-affiliates, and a price of $0.054 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of March 24, 2024 was 74,640,766.

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

Year ended December 31, 2022	High	Low
First Quarter	$0.20	$0.08
Second Quarter	0.14	0.05
Third Quarter	0.09	0.03
Fourth Quarter	0.08	0.03

Year ended December 31, 2023	High	Low
First Quarter	$0.13	$0.03
Second Quarter	0.15	0.03
Third Quarter	0.08	0.01
Fourth Quarter	0.04	0.01

Holders

There were 206 holders of record as of December 31, 2023; however, we believe the number of beneficial holders of our shares of common stock to be approximately 290. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

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

We have not yet generated sustained profits from our prior operations. Our independent accountants have expressed a “going concern” opinion. As of December 31, 2023, we had an accumulated deficit of $97,416,921 and a net working capital deficit of $151,244.

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

Results of Operations for the Year Ended December 31, 2023 compared to the Year Ended December 31, 2022

In the summer of 2014, the Company decided to discontinue all operations. After the change of control on November 3, 2020, the Company’s operations are determined and structured by the new major shareholder.

During the years ended December 31, 2023 and 2022, we generated no revenues.

Operating expenses, including general and administrative expenses, during the year ended December 31, 2023, was $39,720 compared to $58,348 during the year ended December 31, 2022, a decrease of $18,628 or 32%. The decrease was mainly due to the lower general and administrative expenses, partly offset by higher professional fees.

During the year ended December 31, 2023, the Company incurred a net loss of $39,720, compared to a net loss of $58,348 during the year ended December 31, 2022. The $18,628 decrease in net loss was primarily due to the decrease in operating expenses.

Liquidity and Capital Resources

As of December 31, 2023, and 2022, we had a cash balance of $0. Due to the lack of revenue, the company’s operations are primarily funded by the Company’s CEO and major shareholder.

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

Operating Activities

Net cash used in operating activities was $0 during the year ended December 31, 2023 and 2022.

Investing Activities

We neither generated nor used cash in investing activities during the year ended December 31, 2023 and 2022.

Financing Activities

We neither generated nor used cash in financing activities during the year ended December 31, 2023 and 2022.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have incurred net losses of $39,720 and $58,348 for the year ended December 31, 2023 and 2022, respectively, and have a working capital deficit of $151,244 as of December 31, 2023, in addition to a stockholder deficit of $151,244, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our ICFR based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on management’s evaluation under the framework, management has concluded that our ICFR was not effective as of December 31, 2023.

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

The following tables set forth certain information about compensation paid, earned or accrued for services by the Company’s Chief Executive Officer in the years ended December 31, 2023 and 2022:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Li Xudong	2023	-	-	-	-	-	-	-	-
CEO	2022	-	-	-	-	-	-	-	-

Employment Agreement

We do not have any employment agreements with our officers.

Director’s Compensation

At present we do not pay our directors for attending meetings of our Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December 31, 2023 the number and percentage of the outstanding shares of common stock, which, according to the information available to us, were beneficially owned by:

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

During the year ended December 31, 2023, the Company’s current majority shareholder advanced $40,484 to the Company as working capital. As of December 31, 2023 and 2022, the Company owed its current majority shareholders of $150,175, and $109,691, respectively. The advances are non-interest bearing and are due on demand.

Director Independence

The Board currently consists of two members, of which Zhang Haosong meets the independence requirements of the Nasdaq Stock Market as currently in effect.

Item 14	Principal Accountant Fees And Services.

The following is a summary of the fees billed to us for professional services rendered by our registered independent public accountants for the fiscal years ended December 31, 2023 and December 31, 2022:

	Fiscal year ended December 31,
	2023	2022

Audit Fees	$15,500	$15,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$15,500	$15,500

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

Years Ended December 31, 2023 and 2022

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

Date: April 8, 2024	By:	/s/ Li Xudong
Li Xudong Chief Executive Officer (Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 8, 2024.

Signature	Title

/s/ Li Xudong	Chief Executive Officer and a Director
Li Xudong	(Principal Executive Officer)

/s/ Zhang Haosong	Director
Zhang Haosong

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Hong Yuan Holding Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hong Yuan Holding Group as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC (PCOAB ID 5041)

We have served as the Company’s auditor since 2021

Lakewood, CO

April 8, 2024

HONG YUAN HOLDING GROUP

BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,069	$1,833
Due to related parties	150,175	109,691
Total Current Liabilities	151,244	111,524

TOTAL LIABILITIES	151,244	111,524

Stockholders’ Deficit
Preferred Stock: 5,000,000 shares authorized; $0.001 par value 5,000,000 issued and outstanding at December 31, 2023 and 2022	5,000	5,000
Common stock: 250,000,000 shares authorized; $0.001 par value 74,640,766 shares issued and outstanding at December 31, 2023 and 2022	74,641	74,641
Additional Paid-in Capital	97,186,036	97,186,036
Accumulated deficit during development stage	(97,416,921)	(97,377,201)
Total Stockholders’ Deficit	(151,244)	(111,524)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

HONG YUAN HOLDING GROUP

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022

Operating Expenses
General and administrative	$198	$21,289
Professional fees	39,522	37,059
Total Operating Expenses	39,720	58,348

Operating loss	(39,720)	(58,348)

Other Income and Expense	-	-

Provision for income taxes	-	-

Net loss	(39,720)	(58,348)

Basic and dilutive net loss per common share	$(0)	$(0)

Weighted average number of common shares outstanding - basic and diluted	74,640,766	74,640,766

The accompanying notes are an integral part of these consolidated financial statements.

HONG YUAN HOLDING GROUP

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock: Shares	Common Stock: Amount	Preferred Stock: (A-1) Shares	Preferred Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals

Balance – December 31. 2022	74,640,766	$74,641	5,000,000	$5,000	$97,186,036	$(97,377,201)	$(111,524)

Net loss	-	-	-	-	-	(39,720)	(39,720)

Balance – December 31, 2023	74,640,766	$74,641	5,000,000	$5,000	$97,186,036	$(97,416,921)	$(151,244)

	Common Stock: Shares	Common Stock: Amount	Preferred Stock: (A-1) Shares	Preferred Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals

Balance – December 31. 2021	74,640,766	$74,641	5,000,000	$5,000	$97,186,036	$(97,318,853)	$(53,176)

Net loss	-	-	-	-	-	(58,348)	(58,348)

Balance – December 31, 2022	74,640,766	$74,641	5,000,000	$5,000	$97,186,036	$(97,377,201)	$(111,524)

The accompanying notes are an integral part of these consolidated financial statements.

HONG YUAN HOLDING GROUP

STATEMENTS OF CASH FLOWS

Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,720)	$(58,348)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(764)	1,833
Due to related party	40,484	56,515
Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net change in cash and cash equivalents for the year	-	-
Cash and cash equivalents at beginning of the year	-	-
Cash and cash equivalents at end of the year	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2023 and 2022, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of December 31, 2023 and 2022.

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

Note 4 – Related party transaction

During the year ended December 31, 2023, the Company’s current majority shareholder advanced $40,484 to the Company as working capital. As of December 31, 2023 and 2022, the Company owed its current majority shareholders of $150,175, and $109,691, respectively. The advances are non-interest bearing and are due on demand.

Note 5 – Common stock

On April 14, 2020, Custodian Ventures elected to convert the total amount of the 510 shares of Series A preferred stock into 510 shares of common stock.

On May 27, 2021, the 510 shares of common stock issued to Custodian Ventures were cancelled.

As of December 31, 2023, a total of 74,640,766 shares of common stock with par value $0.001 remain outstanding.

Note 6 – Preferred stock

As of December 31, 2023, a total of 5,000,000 shares of Series A-1 preferred stock with par value $0.001 remain outstanding.

NOTE 7 – INCOME TAXES

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards.

As of December 31, 2023, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes for the years ended December 31, 2023 and 2022 as follows:

	Year Ended December 31,
	2023	2022

Income tax benefit at federal statutory rate	21%	21%
Change in valuation allowance	-21%	-21%
	-%	-%

The components of deferred taxes consist of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

Net operating loss carryforwards	$20,457,553	$20,449,212
Less: valuation allowance	(20,457,553)	(20,449,212)
Net deferred tax assets	$-	$-

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For December 31, 2023 and 2022, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

Note 8 – Subsequent Event

In accordance with SFAS 165 (ASC 855-10), management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

