Form 10-Q
period 2024-03-31
HONG YUAN HOLDING GROUP
filed 2024-05-28
CIK 1324759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-56252

HONG YUAN HOLDING GROUP

(Exact name of registrant as specified in its charter)

Nevada	91-2154289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 2103, 21F, No.368, Tianfu 2nd Street, Wuhou District, Chengdu, Sichuan Province	610094, China
(Address of principal executive offices)	(Zip Code)

+86-19382185278

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HGYN	OTCMarkets (OTCQB)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of May 10, 2024 was 74,640,460.

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

Item 1. Financial Statements

HONG YUAN HOLDING GROUP

BALANCE SHEETS

	March 31,	December 31,
	2024	2023

ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$333	$1,069
Due to related parties	166,300	150,175
Total Current Liabilities	166,633	151,244

TOTAL LIABILITIES	166,633	151,244

Stockholders’ Deficit
Preferred Stock: 5,000,000 shares authorized; $0.001 par value 5,000,000 issued and outstanding at March 31, 2024 and December 31, 2023	5,000	5,000
Common stock: 250,000,000 shares authorized; $0.001 par value 74,640,766 shares issued and outstanding at March 31, 2024 and December 31, 2023	74,641	74,641
Additional Paid-in Capital	97,186,036	97,186,036
Accumulated deficit during development stage	(97,432,310)	(97,416,921)
Total Stockholders’ Deficit	(166,633)	(151,244)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

HONG YUAN HOLDING GROUP

STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended
	March 31,
	2024	2023

Operating Expenses
General and administrative	$60	$60
Professional fees	15,329	11,962
Total Operating Expenses	15,389	12,022

Operating loss	(15,389)	(12,022)

Other Income and Expense	-	-

Provision for income taxes	-	-

Net loss	$(15,389)	$(12,022)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	74,640,460	74,640,460

The accompanying notes are an integral part of these unaudited financial statements.

HONG YUAN HOLDING GROUP

STATEMENT OF STOCKHOLDERS’ EQUITY

UNAUDITED

	Common Stock: Shares	Common Stock: Amount	Preferred Stock: (A-1) Shares	Preferred Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals

Balance – December 31, 2023	74,640,766	$74,641	5,000,000	$5,000	$97,186,036	$(97,416,921)	$(151,244)

Net loss	-	-	-	-	-	(15,389)	(15,389)

Balance – March 31 , 2024	74,640,766	$74,641	5,000,000	$5,000	$97,186,036	$(97,432,310)	$(166,633)

	Common Stock: Shares	Common Stock: Amount	Preferred Stock: (A-1) Shares	Preferred Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Totals

Balance – December 31, 2022	74,640,776	$74,641	5,000,000	$5,000	$97,186,036	$(97,377,201)	$(111,524)

Net loss	-	-	-	-	-	(12,022)	(12,022)

Balance – March 31, 2023	74,640,766	$74,641	5,000,000	$5,000	$97,186,036	$(97,389,223)	$(123,546)

The accompanying notes are an integral part of these unaudited financial statements.

HONG YUAN HOLDING GROUP

STATEMENTS OF CASH FLOWS

UNAUDITED

Three Months Ended
March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,389)	$(12,022)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(736)	(1,533)
Due to related party	16,125	13,555
Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net change in cash and cash equivalents for the year	-	-
Cash and cash equivalents at beginning of the year	-	-
Cash and cash equivalents at end of the year	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

HONG YUAN HOLDING GROUP

NOTES TO FINANCIAL STATEMENTS

March 31, 2024

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

Note 2 – Summary of significant accounting policies

Unaudited Interim Financial Information

These unaudited interim financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2024.

The balance sheets and certain comparative information as of December 31, 2023 are derived from the audited financial statements and related notes for the year ended December 31, 2023, included in the Company’s Form 10K. These unaudited interim financial statements should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Form 10K.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2024 and 2023, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of March 31, 2024 and December 31, 2023.

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

Note 4 – Related party transaction

During the three months ended March 31, 2024, the Company’s current majority shareholder advanced $16,125 to the Company as working capital. As of March 31, 2024 and December 31, 2023, the Company owed its current majority shareholders of $166,300 and $150,175, respectively. The advances are non-interest bearing and are due on demand.

Note 5 – Common stock

At March 31, 2024, the Company is authorized to issue 250,000,000 shares of $0.001 par value common stock.

As of March 31, 2024, a total of 74,640,766 shares of common stock with par value $0.001 remain outstanding.

Note 6 – Preferred stock

As of March 31, 2024, a total of 5,000,000 shares of Series A-1 preferred stock with par value $0.001 is authorized and remain outstanding.

Note 7 – Income Taxes

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards.

As of March 31, 2024, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the three months ended March 31, 2024 and 2023, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

We have not yet generated sustained profits from our prior operations. Our independent accountants have expressed a “going concern” opinion. As of March 31, 2024, we had an accumulated deficit of $97,432,310 and a net working capital deficit of $166,633.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. The Company has no accounts receivables and therefore as of March 31, 2024 and December 31, 2023, no allowance for doubtful accounts is necessary.

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

Results of Operations for the Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023

During the three months ended March 31, 2024 and 2023, we generated no revenues.

Operating expenses, during the three months ended March 31, 2024, was $15,389 compared to $12,022 during the three months ended March 31, 2023, an increase of $3,367 or 28%. The increase was mainly due to the higher professional fees.

During the three months ended March 31, 2024, the Company incurred a net loss of $15,389, compared to a net loss of $12,022 during the three months ended March 31, 2023, an increase of $3,367. The increase in net loss in the three months ended March 31, 2024 was primarily due to the increase in operating expenses.

Liquidity and Capital Resources

As of March 31, 2024 and December 31, 2023, we had a cash balance of $0. Due to the lack of revenue, the company’s operations are primarily funded by the Company’s CEO and major shareholder.

To the extent that the Company’s capital resources are insufficient to meet current or planned operating requirements, the Company will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has no current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders will provide any portion of the Company’s future financing requirements. Mr. Xudong, the CEO and principal shareholder of the Company, would favorably entertain funding, through loans, corporate expenses for approximately 24 months. Any loans by Mr. Xudong would be on an interest-free basis, documented by a promissory note and payable only upon consummation of a business combination transaction. Upon consummation of a business combination, we or the target may reimburse Mr. Xudong for any such loans from funds furnished by the target. We have no written agreement with Mr. Xudong to advance any further funds for future operating expense, therefore there is no assurance that such funds from Mr. Xudong will be forth coming, if required.

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

Operating Activities

We neither generated nor used cash in operating activities during the three months ended March 31, 2024 and 2023.

Investing Activities

We neither generated nor used cash in investing activities during the three months ended March 31, 2024 and 2023.

Financing Activities

We neither generated nor used cash in financing activities during the three months ended March 31, 2024 and 2023.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have incurred net losses of $15,389 and $12,022 for the three months ended March 31, 2024 and 2023, respectively, and have a working capital deficit of $166,633 as of March 31, 2024, in addition to a stockholders’ deficit of $166,633 which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended March 31, 2024 that have materially affected or are reasonably likely to materially affect our internal controls.

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

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections. In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HONG YUAN HOLDING GROUP

Dated: May 28, 2024	By:	/s/ Li Xudong
Li Xudong
CEO and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)

