Form 10-K
period 2024-12-31
HONG YUAN HOLDING GROUP
filed 2025-07-03
CIK 1324759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-56252

HONG YUAN HOLDING GROUP

(Exact name of registrant as specified in its charter)

Nevada	91-2154289
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or organization)	Identification No.)

No. 3, 21st Floor, Building 1, No. 176, Jiqing 1st Road,

Chengdu High-tech Zone, China (Sichuan) Pilot Free Trade Zone, 610094

(Address of principal executive offices)

+86- 19382185278

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter was approximately $11,407.

There were 74,640,766 shares of common stock outstanding as of June 24, 2025.

HONG YUAN HOLDING GROUP

In this annual report, the words “we,” “us,” “our,” and the “Company” refer to Hong Yuan Holding Group.

FORWARD LOOKING STATEMENTS

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties, and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Statements made in this Form 10-K that are not historical, or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent our best judgment as to what may occur in the future. These forward-looking statements include our plans and objectives for our future growth, including plans and goals related to the consummation of acquisitions and future private and public issuances of our equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, you should not regard the inclusion of such information as our representation or the representation of any other person that we will achieve our objectives and plans. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I

Item 1	Business.

Our Company

Hong Yuan Holding Group (“We”, “the Company”, “Hong Yuan”, Us” or “Our”) was incorporated on September 29, 2001, in the State of Nevada under the name of Biocorp North America Inc. On March 18, 2005, we filed an amendment to our certificate of incorporation to change our name to Cereplast, The Company is a development-stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and researching products that may become part of the Company’s product portfolio. The Company has not realized significant sales since inception. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.

History

On February 10, 2014, the Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Indiana (the “Bankruptcy Court “). On February 14, 2014, the Company filed a motion in the Bankruptcy Court seeking to convert the Company’s Chapter 11 Case to a Chapter 7 bankruptcy case. On March 27, 2014, the court granted the Company’s motion, and on that date, the Company’s Chapter 11 Case was converted to a Chapter 7 case. As a result, the Company adopted a liquidation basis of accounting for its discontinued operations, in accordance with ASC 205-30, “Presentation of Financial Statements – Liquidation Basis of Accounting.” Consequently, the accumulated deficit generated prior to the bankruptcy proceedings remained unadjusted.

On January 31, 2014, the Board of Directors of Cereplast, Inc. (the “Company”) approved a 1-for-50 reverse split (the “Reverse Split) which the shareholders previously approved on April 5, 2013, and previously disclosed on Current Report Form 8-K filed on April 5, 2013.

On February 3, 2014, Cereplast, Inc. (the “Company”) filed a Certificate of Amendment to its Articles of Incorporation to effect the reverse split (the “Reverse Split”), effective as of February 21, 2014.

On March 22, 2019, the Eighth Judicial District Court of Nevada appointed Custodian Ventures, LLC, as custodian for Cereplast, Inc., after proper notice had been given to the officers and directors of Cereplast, Inc. There was no opposition.

On June 04, 2019, the Company filed a certificate of revival with the state of Nevada, appointing David Lazar as President, Secretary, Treasurer, and Director.

On October 4, 2019, the Company issued 50,000,000 shares of common stock to Custodian Ventures, LLC at par for shares valued at $50,000 in exchange for settlement of a portion of a related party loan for amounts advanced to the Company for $20,100, and a note receivable due to the Company for $29,900. The note bears an interest of 3% and matures in 180 days following written demand by the holder.

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

On May 1, 2020, the Company created 5,000,000 shares of Series A-1 Preferred Stock with a par value of $0.001. On May 4, 2020, the Company issued 5,000,000 shares of the Series A-1 Preferred stock, valued at $5,000, to Custodian Ventures LLC as repayment for funds loaned to the Company.

A change of control of the Company was completed on November 3, 2020, when control was acquired through the sale of 50,000,000 common shares and 5,000,000 in Series A-1 Preferred Shares from Custodian Ventures, LLC to Xudong Li. After November 3, 2020, the Company’s operations were determined and structured by the new major shareholder.

On November 18, 2020, the Company filed an amendment to its certificate of incorporation to change its name to Hong Yuan Holding Group.

On October 1, 2024, The Company entered into an agreement to acquire from Xudong Li (the majority shareholder of the Company) 100% equity interest of Hongyuan International Holding Group Co., Ltd. (“Hongyuan HK”) in exchange for HK $500,000 (approximately $64,103) or issuing the equivalent value of the Company’s common stocks, payable upon the completion of changing registered owner with the Administration for Industrial and Commerce. Hongyuan HK was established in Hong Kong on July 28, 2021.

Also on October 1, 2024, Hongyuan HK entered into a series of agreements including a Shareholders’ Voting Rights Entrustment Agreement, an Exclusive Management Consulting and Service Agreement and a Share Pledge Agreement (collectively the “Agreements”) with Fengcuiyuan Chang Technology Development Co., Ltd (“Fengcuiyuan”) and its registered owners (the “Transaction”). Fengcuiyuan is a corporation formed under the laws of the PRC on September 3, 2021, in which Xudong Li (the majority shareholder of the Company) controls 95% of its equity interest. Fengcuiyuan owns 98% of Rongcheng (Sichuan) Supply Chain Management Co., Ltd (“Rongcheng”), a corporation formed under the laws of the PRC located in Chengdu, Sichuan, China, incorporated on April 17, 2024. On November 12, 2024, Chongqing Xuchang Qingrong Trading Co., Ltd. (“Xuchang”) located in Chongqing, Sichuan, China, was formed as a 55% subsidiary of Rongcheng.

According to the Agreements, Hongyuan HK assumed financial and operating control of Fengcuiyuan. As a result, Hongyuan HK has been determined to have a controlling financial interest in Fengcuiyuan, requiring Hongyuan HK to consolidate the financial statements of Fengcuiyuan and its subsidiaries, and ultimately consolidate with its parent company, Hong Yuan. The Transaction was accounted for as a reorganization of entities under common control. As the combining entities have been under common control since September 2021, the consolidated financial statements of the Company recognized the assets and liabilities received in the reorganization at their historical carrying amounts, as reflected in the historical financial statements of each entity.

Business

The Company, through its subsidiary and the Agreements with Fengcuiyuan, focuses on supply chain management services, primarily engaged in the wholesale and internet sales of fast-moving consumer goods, including food, daily necessities, and electronic products, across various fields such as pre-packaged food, agricultural by-products, and household goods.

Supply chain companies help optimize all the activities involved in procuring raw materials and transforming them into products, as well as managing logistics, storage, sales, and shipping those products to consumers, all of which is done using technology such as artificial intelligence, IoT, blockchain, and robots.

What is the supply chain?

The supply chain is a series of interconnected steps and processes that a product undergoes to reach a consumer, from its creation to its delivery. It often entails a network of companies and people that are involved in obtaining the raw materials of the product, making and storing the product and then selling and distributing the product.

What is a supply chain company?

A supply chain company specializes in helping other companies manage and optimize their supply chain operations, providing a range of services to improve their efficiency, cost-effectiveness, and productivity. These include inventory management, freight transportation, warehousing, and more.

What is supply chain management?

Supply chain management is the handling of the production and distribution process of goods and services.

We develop and operate offline brand-authorized stores, primarily selling a range of Baijiu products at various price points, along with classic red wine brands, renowned cigarettes and teas, local specialties, beverages, and mid-to-high-end gifts. At the same time, goods are also provided to cooperative e-commerce platforms.

Before December 31, 2024, the primary focus will be on distributing products of well-known brands. After the successful registration of our own brand in March 2025, we have established contract manufacturing cooperation with well-known liquor manufacturers and are currently in production.

As of December 31, 2024, the store in Chongqing had already opened.

Currently, the stores in Chongqing and Jiangyou are operational, while the Leshan store is in the process of selecting a site and undergoing decoration. （Before December 31, 2024, the store will be invested in and hold a 55% stake by Rongcheng (Sichuan) Supply Chain Management Co., LTD. In June 2025, we changed our business model. We still fund the opening of stores, but we no longer hold shares in the stores. The investment funds for the stores will be recovered as loans in the future from the stores’ profits.

Customer acquisition is a part of our business model. We provide funds to invest in the establishment of stores and are responsible for their operation. Regional service partners are responsible for finding store partners and store members. During the operation of the store, we help service partners attract consumers and develop them into loyal members by sharing stock growth dividends, quality commitments, price commitments, and after-sales commitments, among other benefits. This enables us to gather the basic purchasing needs of members within the store.

Supply Chain Management Co., Ltd. is 98% controlled by Fengcui Yuanchang Technology Development Co., LTD. Fengcui Yuanchang Technology Development Co., Ltd. is 100% controlled by Hongyuan HK, and Hongyuan HK is 100% owned by the HGYN.Changshunyuan E-commerce (Sichuan) Co., Ltd. is a client of Rongcheng (Sichuan) Supply Chain Management Co., Ltd.

Products

The mid-to-low-end white and red wines that are popular on the market from major brands, will gradually introduce new product categories in the future, such as tea, beverages, rice, cooking oil etc, which are closely related to People’s Daily lives. Chinese liquor and wine partner brands: Moutai, Wuliangye, Luzhou Laojiao, Jiannanchun, Shede, Xijiu, Langjiu, Jinsha, Jingjiu, Fenjiu, Shixian Taibai, Jiang Xiaobai, Great Wall, Tredo, Ailisong, Claire Valley.....

Tea and beverages: The strategic cooperation brands are Zhongcha and Nongfu Spring. We have carefully selected over ten premium tea varieties such as Zhongcha Dianhong Special Grade, Zhongcha Zijuan, Zhongcha Qianli Jiangshan, Zhongcha Dashu Jinzhen, Zhongcha Amber Golden Bud, Zhongcha Lianhua Feng Da Hong Pao, Zhongcha Matouyan Cinnamon, Zhongcha Zhangtangjian Old Fir Narcissus, Zhongcha Xixiangying White Tea, and Zhongcha Jinhua Xiangyuan, as well as over ten best-selling beverages under Nongfu Spring brand.

Cigarettes, local specialties and seasonal products, Northeast rice

Mid-to-high-end gifts: Dozens of world-renowned cosmetic brands such as Chanel, Lancome, La Mer, SK-II, etc

First- and second-tier brands: The company has the resources to cooperate with manufacturers or first-level distributors of first- and second-tier brands, effectively reducing the costs of intermediate links and building a solid profit foundation and price competitiveness for the business model.

Third-tier brands: Integrate upstream resources and directly establish direct procurement methods with manufacturers of third-tier brands.

Private Label: Based on market orientation, selecting high-quality factories with excellent business reputation and a complete quality assurance system, establishing strategic OEM partnerships, and carrying out contract manufacturing.

Main sales channels

1. Partners and Members: The company mainly sells to members and partners through store service providers

By offering high-quality, reasonably priced products with good services, we attract and convert a large number of partners and members to join. Through a value-sharing plan, our user stickiness is strong, and the customer life value is higher than that of similar competitors in the market.

By adhering to the zero-cost and worry-free return and exchange policy, we maximize the protection of consumers’ rights and interests, significantly enhancing their satisfaction and willingness to repurchase.

2. Other trading companies: Select high-quality e-commerce platforms or companies and establish long-term, stable cooperative relationships.

Analysis of the Current Alcoholic Market and Competition

Channel Transformation and Price System Impact

1.The low-price dumping by e-commerce and new retail has squeezed the profits of distribution channels.

First - and second- tier brands are facing price shocks through online channels. The main reason is that e-commerce platforms (such as Tmall and JD.com) and chain systems, leveraging their advantages in establishing a comprehensive supply chain system on a large scale, offer low-price promotions to famous first- and second-tier wines.

2. Data from 2025 shows that the online sales of alcoholic beverages have exceeded 30-billion-yuan, accounting for 29% of the total industry scale. The annual growth rate of GMV in live-streaming sales has reached 137%, putting pressure on the prices of traditional distribution systems and compressing the profit margins of traditional distribution levels.

3. Third - and fourth-tier brands rely on non-standard channels, resulting in price chaos.

Small and medium-sized brands generally rely too heavily on live-stream sales (accounting for over 30%) and private domain sales, with fragmented pricing strategies. This has led to a loss of pricing power in terminal stores, making it difficult to maintain consumer loyalty. For instance, the online sales growth rate of regional liquor enterprises has reached 2.3 times that of national brands, but they lack a unified price control mechanism, making it difficult for terminal stores to stabilize their customer base.

Consumption Upgrade and Evolution of Brand Landscape

1. The increase in brand concentration squeezes the survival of non-branded products.

The upgrading of consumption has highlighted the Matthew effect in the industry: In 2024, the profit share of CR6 liquor enterprises (such as Moutai and Wuliangye) reached 86%, a 31% increase compared to ten years ago. The market share of small and medium-sized brands has shrunk to less than 15%.

2. Consumers’ demand for brand endorsement has intensified. Leading brands build barriers through quality and cultural ips (for instance, the premium of Moutai’s zodiac wine exceeds 50%). At the same time, small and medium-sized liquor enterprises compete in a differentiated way by relying on the differentiation of aroma types and cost performance (the market size of plain bottle liquor has exceeded 150 billion yuan).

Terminal Ecosystem: Survival Pressure and Transformation Challenges

1. The continuous increase in costs and the lack of specialization have accelerated the bankruptcy and closure of stores. Individual brick-and-mortar stores are facing dual pressures:

Labor costs are on the rise: By 2025, the average annual increase in labor costs in the service sector is projected to be 12%. Coupled with the rent increase, the gross profit margin of individual stores is compressed to 15%-20%.

2. Backward business model: Over 70% of individual stores are family-run, lacking digital tools and professional product selection capabilities, and their survival space is continuously narrowing. By 2025, approximately 50.9% of alcohol retailers experienced a decline in sales, forcing them to transform their channels towards a chain operation and O2O model.

Industry Volume-Price Paradox: The Truth of Structural Growth

The alcohol industry has entered a stage of structural growth, presenting a new normal of “volume reduction and price increase”: high-end positioning and price increase strategies have driven sales growth, with annual sales increasing at a rate of 20% to 30% year by year. In comparison, sales volume has decreased at a rate of 10% to 15% annually.

Employees

We currently have 10 full-time employees, including one executive, two in finance, and seven in operations, sales, and marketing.

Mr. Xudong has been a director and officer of the Company since 2020 and its principal shareholder.

Item 1A.	Risk Factors

This item is inapplicable because we are a “smaller reporting company” as defined in Exchange Act Rule 12b-2.

Item 1B.	Unresolved Staff Comments

This item is inapplicable because we are a “smaller reporting company” as defined in Exchange Act Rule 12b-2.

Item 1C.	Cybersecurity Policy

Our management team, specifically our President and Chief Financial Officer, are responsible for the day-to-day administration of our business operations, including our risk management of cybersecurity risks. Our management is responsible for the design and implementation of policies, processes and internal controls to manage our cybersecurity risks. Our management team regularly meets with their information technology resources, including our third-party service providers, to ensure that we are appropriately positioned to manage our cybersecurity risks. Our management team also sponsors periodic cybersecurity awareness training for employees

As of the date of this Annual Report, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.

No matter how well designed or implemented our internal controls are, we will not be able to anticipate all cybersecurity threats, and we may not be able to implement effective preventive or detective measures against such security breaches in a timely manner.

Item 2	Properties.

We maintain our administrative offices in leased premises in Chengdu. The lease has an original term of 2 years expiring April 24, 2026.

Item 3	Legal Proceedings.

Neither we nor any of our officers, directors or holders of five percent or more of its common stock is a party to any pending legal proceedings and to the best of our knowledge, no such proceedings by or against us or our officers, or directors or holders of five percent or more of its common stock have been threatened or is pending against us.

Item 4	Mine Safety Disclosures.

Not applicable

PART II

Item 5	Market For Registrant’s Common Equity, Related Stockholder Matters, And Issuer Purchases of Equity Securities.

Market Information

Shares of our common stock trade in the Pink Sheets market, and quotations for the common stock are listed in the “Pink Sheets” produced by the OTC Markets under the symbol “HGYN”.

The following table sets forth, for the respective periods indicated, the prices of our common stock in this market as reported and summarized by the National Quotation Bureau. Such prices are based on inter-dealer bid and ask prices, without markup, markdown, commissions, or adjustments, and may not represent actual transactions.

Year ended December 31, 2023	High	Low
First Quarter	$0.13	$0.03
Second Quarter	0.15	0.03
Third Quarter	0.08	0.01
Fourth Quarter	0.04	0.01

Year ended December 31, 2024	High	Low
First Quarter	$0.13	$0.03
Second Quarter	0.15	0.03
Third Quarter	0.08	0.01
Fourth Quarter	0.04	0.01

Year ended December 31, 2025	High	Low
First Quarter	$0.13	$0.03
Second Quarter	0.003	0.002

Holders

As of December 31, 2024, there were 206 holders of record; however, we estimate that the number of beneficial holders of our shares of common stock is approximately 290. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Dividends

We have never paid cash dividends and have no plans to do so in the foreseeable future. Our board of directors will determine our future dividend policy, which will depend on several factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws, any future preferred stock instruments, and any future credit arrangements may impose.

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

Forward-Looking Statement Notice

This Current Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “believes,” “management believes” and similar language. Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned “Risk Factors,” as well as any cautionary language in this report, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this Form 10-K.

Overview

The Company was incorporated in the state of Nevada on September 14, 2001 under the name Biocorp North America, Inc. On March 18, 2005, it changed its name to Cereplast, Inc. In the summer of 2014, the Company ceased all operations.

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

On October 1, 2024, The Company entered into an agreement to acquire from Xudong Li (the majority shareholder of the Company) 100% equity interest of Hongyuan International Holding Group Co., Ltd. (“Hongyuan HK”) in exchange for HK $500,000 (approximately $64,103) or issuing the equivalent value of the Company’s common stocks, payable upon the completion of changing registered owner with the Administration for Industrial and Commerce. Hongyuan HK was established in Hong Kong on July 28, 2021.

Also on October 1, 2024, Hongyuan HK entered into a series of agreements including a Shareholders’ Voting Rights Entrustment Agreement, an Exclusive Management Consulting and Service Agreement and a Share Pledge Agreement (collectively the “Agreements”) with Fengcuiyuan Chang Technology Development Co., Ltd (“Fengcuiyuan”) and its registered owners (the “Transaction”). Fengcuiyuan is a corporation formed under the laws of the PRC on September 3, 2021, in which Xudong Li (the majority shareholder of the Company) controls 95% of its equity interest. Fengcuiyuan owns 98% of Rongcheng (Sichuan) Supply Chain Management Co., Ltd (“Rongcheng”), a corporation formed under the laws of the PRC located in Chengdu, Sichuan, China, incorporated on April 17, 2024. On November 12, 2024, Chongqing Xuchang Qingrong Trading Co., Ltd. (“Xuchang”) located in Chongqing, Sichuan, China, was formed as a 55% subsidiary of Rongcheng.

According to the Agreements, Hongyuan HK assumed financial and operating control of Fengcuiyuan. As a result, Hongyuan HK has been determined to have a controlling financial interest in Fengcuiyuan, requiring Hongyuan HK to consolidate the financial statements of Fengcuiyuan and its subsidiaries, and ultimately consolidate with its parent company, Hong Yuan. The Transaction was accounted for as a reorganization of entities under common control. As the combining entities have been under common control since September 2021, the consolidated financial statements of the Company recognized the assets and liabilities received in the reorganization at their historical carrying amounts, as reflected in the historical financial statements of each entity.

The Company, through its subsidiary and the Agreements with Fengcuiyuan, focuses on supply chain management services, is mainly engaged in the wholesale and internet sales of fast-moving consumer goods such as food, daily necessities, and electronic products, covering diversified fields such as pre-packaged food, agricultural and by-products, and household goods.

We have not yet generated sustained profits from our prior operations. Our independent accountants have expressed a “going concern” opinion. As of December 31, 2024, we had an accumulated deficit of $97,784,280 and a net working capital deficit of $243,326.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. The Company has no allowance for doubtful accounts as of December 31, 2024 and 2023, respectively.

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

Results of Operations for the Year Ended December 31, 2024 compared to the Year Ended December 31, 2023

Revenue was $245,572 in 2024 compared to Nil in 2023. The increase in revenue was mainly due to the consolidation of the Chinese VIEs under common control which started generating revenue in the second quarter of 2024.

Cost of goods sold was $152,675 in 2024 compared to Nil in 2023 due to no revenue in the same period last year as explained above.

Operating expenses were $189,198 and $154,476 for 2024 and 2023, respectively, an increase of $34,722 or 22.5%. The increase was mainly due to the increase in general and administrative expenses, partly offset by the slight decrease in professional fees. The increase in general and administrative expenses in 2024 was mainly due to the increase in rent expense, personnel expense, and office expense.

During the year ended December 31, 2024, the Company incurred a net loss of $96,437, compared to a net loss of $154,464 during the year ended December 31, 2023, a decrease of $58,027 or 37.6%. The decrease in net loss in 2024 was primarily due to the increase in gross profit as a result of the Chinese VIEs starting to generate revenue, partly offset by the increase in operating expenses.

Liquidity and Capital Resources

As of December 31, 2024 and 2023, we had a cash balance of $46,291 and $5,983 respectively. During 2023 and 2024, the company’s operations are primarily funded by the Company’s CEO and major shareholder and the minority owners of the Chinese VIEs.

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

Operating Activities

For the year ended December 31, 2024, net cash used in operating activities was $89,582. This was primarily due to the net loss of $96,437, adjusted by non-cash related expenses including depreciation of $1,356, and then increased by favorable changes in working capital of $5,499. The favorable changes in working capital mainly resulted from an increase in accounts payable and accrued liabilities of $36,418, an increase in tax payable of $4,281, and an increase in due to related party of $37,609, offset by an increase in accounts receivable of $11,540, an increase in inventory of $44,378, and an increase in prepaid expense and other receivables of $16,891..

For the year ended December 31, 2023, net cash used in operating activities was $111,866. This was primarily due to the net loss of $154,464, adjusted by non-cash related expenses including depreciation of $1,378, and then increase by favorable changes in working capital of $41,220. The favorable changes in working capital mainly resulted from an increase in due to related party of $40,484.

Investing Activities

We neither generated nor used cash in investing activities during the year ended December 31, 2024 and 2023.

Financing Activities

For the year ended December 31, 2024 and 2023, net cash provided by financing activities were proceeds from capital contribution received by Chinese VIEs of $130,634 and $106,314 respectively.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have incurred net losses of $96,437 and $154,464 for the year ended December 31, 2024 and 2023, respectively, and have a working capital deficit of $243,326 as of December 31, 2024, in addition to a stockholders’ deficit of $168,802 which raise substantial doubt about the Company’s ability to continue as a going concern.

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

On May 5, 2024, the Company terminated its relationship with its independent registered public accounting firm, BF Borgers CPA PC (“BF BORGERS”). On May 9, 2024, the Company engaged Olayinka Oyebola & C0, Chartered Accountants (“Olayinka”), as BF Borgers’ replacement. The decision to change independent registered public accounting firms was made with the recommendation and approval of the Company’s Board of Directors.

On February 26, 2025, the board of directors of the Company terminated its relationship with its independent registered public accounting firm, Olayinka, and approved the engagement of Aloba, Awomolo & Partners, Chartered Accountants (“Aloba”) to serve as the Company’s independent registered public accounting firm.

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

We identified material weaknesses in our ICFR primarily attributable to (i) lack of segregation of incompatible duties, and (ii) insufficient Board of Directors representation. These weaknesses are attributed to our inadequate staffing during the period covered by this report and our limited working capital, which hindered our ability to hire additional staff. Management has retained an outside, independent financial consultant to record and review all economic data, as well as prepare our financial reports, to mitigate this weakness. Although management will periodically re-evaluate this situation, at this point, it considers that the risk associated with such a lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified. We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of our registered public accounting firm regarding ICFR. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information

Not applicable

PART III

Item 10	Directors And Executive Officers And Corporate Governance.

The following table sets forth the names and ages of all directors and executive officers as of the end of the last fiscal year and on the date of this report:

Name	Age	Position	Since
Xudong Li	62	President, CFO, Secretary and Director	Nov. 3, 2020
Zhang Haosong	47	Director	Nov. 3, 2020

Xudong Li, has served as a director, President, and Chief Executive Officer of the Company since November 2020. Mr. Xudong is a highly active business consultant in China. From 2017 to 2019, he served as the General Consultant at Sichuan Commodities Exchange. He also served as a consultant at Tianjin Commodities Exchange for the same period of time. From 2014 to 2016, he served as the General Consultant at Shaanxi Jeer Health Industry Group. The company, located in Shaanxi, Ankang City, also known as Chinese Selenium Valley, focuses on the R&D, production, and sales of Selenium.

Zhang Haosong has been a director of the Company since November 2020. He previously worked at China Life Insurance as a special assistant to the chairman and general manager of one of its large company groups. He has over six years of experience in domestic and international listing counseling. He also has expertise in corporate management consulting, equity investments and financing, VIE structure processing, listed company acquisitions, mergers and acquisitions and restructuring. Over the past five years, he has served as a consultant to numerous private and listed companies, as well as Sino-foreign joint ventures. Mr. Zhang attended the École de Commerce de Brest, France, where he received an MBA.

Each of our directors’ primary qualifications for serving in this role involves their extensive experience with various aspects of counseling and reviewing opportunities for acquiring businesses for their clients.

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

The following tables set forth certain information about compensation paid, earned, or accrued for services by the Company’s Chief Executive Officer in the years ended December 31, 2024, 2023, and 2022:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Li Xudong	2024	-	-	-	-	-	-	-	-
CEO
	2023	-	-	-	-	-	-	-

	2022	-	-	-	-	-	-	-

Employment Agreement

We do not have any employment agreements with our officers.

Director’s Compensation

Currently, we do not compensate our directors for attending meetings of the Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2024, the number and percentage of the outstanding shares of common stock, which, according to the information available to us, were beneficially owned by:

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

Name and Address of Beneficial Owner (1)	Number of Common Shares	Percent of Class
Xudong Li, President, CFO, Secretary, and Director	50,000,000	67.0%
Zhang Haosong, Director	-0-	-0-
All executive officers, beneficial owners, and directors as a group (2)	50,000,000	67.0%

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

Name and Position	Shares Owned	Percent of Class(1)	Voting Percentage (3)
Xudong Li, President, Chief Executive Officer, Director (2)	5,000,000	100%	91%

Zhang Haosong, Director	-	-	-

All Officers and directors as a Group (2 persons)	5,000,000	100%	91%

(1)	Based on 5,000,000 shares of Series A-1 Preferred Stock (“Preferred Stock”) outstanding, which, voting together as a class, have the right to vote 100 shares for each share of Preferred Stock owned of the Company’s voting shares on any and all shareholder matters (the “Majority Voting Rights”). Additionally, as long as at least an aggregate of 1,000,000 shares of Preferred Stock are outstanding, the Company shall not, without the approval of the holders of at least a majority of the then outstanding shares of Preferred Stock, alter or change the provisions of the Certificate of Incorporation so as to adversely affect the voting powers, preferences or special rights of the Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Preferred Stock. Other than the Majority Voting Rights.

(2)	The address of the officers and directors of the Company is set forth above under the first table of this section.

Item 13	Certain Relationships And Related Transactions, And Director Independence.

During the year ended December 31, 2024, the Company’s current majority shareholder advanced $37,609 to the Company as working capital. As of December 31, 2024 and 2023, the Company owed its current majority shareholder of $251,889 including $64,103 for acquisition of Hongyuan HK, and $150,175, respectively. The advances are non-interest bearing and are due on demand.

Director Independence

The Board currently consists of two members, one of whom, Zhang Haosong, meets the independence requirements of the Nasdaq Stock Market as presently in effect.

To date, we have not adopted a Code of Ethics applicable to our principal executive officer and principal financial officer. The Company does not believe that a formal written code of ethics is necessary at this time. We expect that the Company will adopt a code of ethics if and when the board of directors deems it is required.

Our directors will serve until the next annual meeting of shareholders or until their successors are duly elected and have qualified. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect directors to our board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs. Our Board of Directors does not have any committees at this time.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors or any independent directors on our board, the functions that such committees would have performed are performed by our directors. Thus, there is a potential conflict of interest, as our directors and officers have the authority to determine issues concerning management compensation and audit matters that may impact management decisions. We have disclosed throughout this Annual Report all potential Conflicts of interest involving the Company’s executive officers as disclosed in Notes to Financial Statements. We are not aware of any other conflicts of interest with any of our executives or directors.

Item 14	Principal Accountant Fees And Services.

On February 26, 2025, the board of directors of Hong Yuan Holding Group (the “Company”) terminated its relationship with its independent registered public accounting firm, Olayinka Oyebola & Co (“Olayinka”). Olayinka was only retained by the Company for less than a year, and no reports were filed with the SEC. During the period that Olayinka was the Company’s auditor through February 26, 2025, there were no disagreements with Olayinka on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Olayinka, would have caused Olayinka to refer to the matter in its reports on the Company’s financial statements for such periods.

On February 26, 2025, the Company, based on the decision of its board of directors, approved the engagement of Aloba, Awomolo & Partners, Chartered Accountants (“Aloba”) to serve as the Company’s independent registered public accounting firm, commencing February 26, 2025. Aloba is a member of the Public Company Accounting Oversight Board (PCAOB) in the United States.

The following is a summary of the fees billed to us for professional services rendered by our registered independent public accountants for the fiscal years ended December 31, 2024, and December 31, 2023:

	Fiscal year ended December 31,
	2024	2023

Audit Fees	$21,520	$15,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$21,520	$15,500

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim financial statements included in quarterly reports, and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice, and tax planning. These services include preparing federal and state income tax returns.

All Other Fees. Consists of fees for products and services other than the services reported above.

Board of Directors’ Pre-Approval Policies

We do not currently have a standing audit committee, and as a result, our Board of Directors (BOD) performs the duties of the audit committee. Our Board of Directors (BOD) evaluates and approves, in advance, the scope and cost of the engagement of an accounting firm before the accounting firm renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as part of this Annual Report on Form 10-K.

1.	Financial Statements

Years Ended December 31, 2024, and 2023

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable, or not required, or because the required information is included in the Financial Statements or the Notes thereto.

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

Date: July 3, 2025	By:	/s/ Li Xudong
Li Xudong
Chief Executive Officer (Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 3, 2025

Signature	Title

/s/ Li Xudong	Chief Executive Officer and a Director
Li Xudong	(Principal Executive Officer)

/s/ Zhang Haosong	Director
Zhang Haosong

ALOBA, AWOMOLO & PARTNERS

(Chartered Accountants)

Floor 4, Providence Court, Ajibade Bus Stop, Beside CocaCola Ibadan, Oyo State, Nigeria

Tel: 08055439586, 08034725835

Email: audits@alobaawomolo.org; alobaawomolopartners@gmail.com; website: www.alobaawomolo.org

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hong Yuan Holding Group

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Hong Yuan Holding Group (the Group) as of December 31, 2024, and the related statements of income, stockholders’ equity, and cash flows for the period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). The financial statements of Hong Yuan Holding Group (the Group) as of December 31, 2023 were audited by other auditors whose report, dated April 8, 2024 expressed an unqualified opinion on those financial statements.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Group as of December 31, 2024, and the results of its operations and its cash flows for the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Group’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Group will continue as a going concern. As discussed in Note 3 to the financial statements, the Group incurred a net loss of $98,844 and has an accumulated deficit of $97,784,280. In addition, the Group had negative working capital and total stockholders’ deficit of $168,802. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on the consolidated Group’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Group in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Group is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Group’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Aloba, Awomolo & Partners – PCAOB ID #7275

We have served as the Group’s auditor since 2025.

Ibadan, Nigeria

June 24, 2025

HONG YUAN HOLDING GROUP

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023

ASSETS
Current Assets
Cash and cash equivalents	$46,291	$5,983
Accounts receivable, net	11,376	-
Inventory	43,748	-
Prepaid expense and other receivable	27,601	11,257
Total Current Assets	129,016	17,240

Property and equipment, net of accumulated	557	1,947
Right of use assets	93,091	-

TOTAL ASSETS	$222,664	$19,187

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$42,260	$6,487
Operating lease liabilities - Current	73,967	-
Tax payable	4,228	8
Due to related party	251,887	150,175
Total Current Liabilities	372,342	156,670

Operating lease liabilities - Noncurrent	19,124	-

TOTAL LIABILITIES	391,466	156,670

Commitments and contingencies	-	-

Stockholders’ Deficit
Series A-1 Preferred stock: 5,000,000 shares authorized; $0.001 par value 5,000,000 issued and outstanding at December 31, 2024 and 2023	5,000	5,000
Common stock: 2,000,000,000 shares authorized; $0.001 par value 74,640,766 shares issued and outstanding at December 31, 2024 and 2023	74,641	74,641
Additional Paid-in Capital	97,471,393	97,466,278
Statutory surplus reserve	314	-
Accumulated other comprehensive income	1,478	1,720
Accumulated deficit	(97,784,280)	(97,685,122)
Total Hong Yuan Holding Group Stockholders’ Deficit	(231,454)	(137,483)
Non-controlling interests	62,652	-
Total stockholders’ equity	(168,802)	(137,483)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$222,664	$19,187

The accompanying notes are an integral part of these consolidated financial statements.

HONG YUAN HOLDING GROUP

Consolidated Statements of Operations

	Year Ended
	December 31,
	2024	2023

Revenue	$245,572	$-
Cost of revenue	152,675	-
Gross Profit	92,897	-

Operating Expenses
General and administrative	152,343	114,954
Professional fees	36,855	39,522
Total Operating Expenses	189,198	154,476

Operating loss	(96,301)	(154,476)

Other Income and Expense
Interest income	18	12
Other Income	153	-
Total other income (expense)	171	12

Net loss before taxes	(96,130)	(154,464)

Provision for income taxes	307	-

Net loss before non-controlling interests	$(96,437)	$(154,464)
Net income attributable to non-controlling interests	2,407	-
Net loss attributable to Hong Yuan Holding Group	(98,844)	(154,464)

Other comprehensive income (loss)	(242)	-

Comprehensive Loss	$(99,086)	$(154,464)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	74,640,766	74,640,766

The accompanying notes are an integral part of these consolidated financial statements.

HONG YUAN HOLDING GROUP

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional	Statutory	Accumulated Other Comprehensive		Non-	Total
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	surplus reserve	Income (Loss)	Accumulated Deficit	controlling Interests	Stockholders’ Deficit

Balance - December 31, 2022	5,000,000	$5,000	74,640,766	$74,641	$97,186,036	$-	$-	$(97,377,201)	$-	$(111,524)
Retroactive consolidation of VIE under common control	-	-	-	-	280,242	-	-	(153,457)	-	126,785
Net loss	-	-	-	-	-	-	-	(154,464)	-	(154,464)
Accumulated other comprehensive income	-	-	-	-	-	-	1,720	-	-	1,720
Balance - December 31, 2023	5,000,000	$5,000	74,640,766	$74,641	$97,466,278	$	$1,720	$(97,685,122)	$-	$(137,483)

Acquisition of subsidiary under common control	-	-	-	-	(64,103)	-	-	-	-	(64,103)
Consolidation of VIE with non-controlling interests	-	-	-	-	69,218	-	-	-	60,211	129,429
Net loss	-	-	-	-	-	314	-	(99,158)	2,407	(96,437)
Accumulated other comprehensive income	-	-	-	-	-	-	(242)	-	34	(208)
Balance - December 31, 2024	5,000,000	$5,000	74,640,766	$74,641	$97,471,393	$314	$1,478	$(97,784,280)	$62,652	$(168,802)

The accompanying notes are an integral part of these consolidated financial statements.

HONG YUAN HOLDING GROUP

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(96,437)	$(154,464)
Adjustments to reconcile net income to net cash provided by operating activities:	-	-
Depreciation expense	1,356	1,378
Lease expense	58,535	-
Changes in operating assets and liabilities:		-
Accounts receivable	(11,540)	-
Inventory	(44,378)	-
Prepaid expense and Other Receivables	(16,891)	380
Accounts payable and accrued liabilities	36,418	362
Operating lease payment	(58,535)	-
Tax payable	4,281	(6)
Due to related party	37,609	40,484
Net Cash Provided by (Used in) Operating Activities	(89,582)	(111,866)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contribution	130,634	106,314
Net Cash Provided by Financing Activities	130,634	106,314

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	(744)	(324)

Net change in cash and cash equivalents	40,308	(5,876)
Cash and cash equivalents, beginning of period	5,983	11,859
Cash and cash equivalents, end of period	$46,291	$5,983

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Right of use asset and related liability	$148,401	$-
Acquisitions of subsidiary under common control	$64,103	$-

The accompanying notes are an integral part of these consolidated financial statements.

HONG YUAN HOLDING GROUP

NOTES TO FINANCIAL STATEMENTS

Note 1 – Organization

Hong Yuan Holding Group (“We”, “the Company”, “Hong Yuan”) was incorporated on September 29, 2001 in the State of Nevada under the name of Biocorp North America Inc. On March 18, 2005, we filed an amendment to our certificate of incorporation to change our name to Cereplast, Inc.

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

On October 1, 2024, The Company entered into an agreement to acquire from Xudong Li (the majority shareholder of the Company) 100% equity interest of Hongyuan International Holding Group Co., Ltd. (“Hongyuan HK”) in exchange for HK $500,000 (approximately $64,103) or issuing the equivalent value of the Company’s common stocks, payable upon the completion of changing registered owner with the Administration for Industrial and Commerce. Hongyuan HK was established in Hong Kong on July 28, 2021.

Also on October 1, 2024, Hongyuan HK entered into a series of agreements including a Shareholders’ Voting Rights Entrustment Agreement, an Exclusive Management Consulting and Service Agreement and a Share Pledge Agreement (collectively the “Agreements”) with Fengcuiyuan Chang Technology Development Co., Ltd (“Fengcuiyuan”) and its registered owners (the “Transaction”). Fengcuiyuan is a corporation formed under the laws of the PRC on September 3, 2021, in which Xudong Li (the majority shareholder of the Company) controls 95% of its equity interest. Fengcuiyuan owns 98% of Rongcheng (Sichuan) Supply Chain Management Co., Ltd (“Rongcheng”), a corporation formed under the laws of the PRC located in Chengdu, Sichuan, China, incorporated on April 17, 2024. On November 12, 2024, Chongqing Xuchang Qingrong Trading Co., Ltd. (“Xuchang”) located in Chongqing, Sichuan, China, was formed as a 55% subsidiary of Rongcheng.

According to the Agreements, Hongyuan HK assumed financial and operating control of Fengcuiyuan. As a result, Hongyuan HK has been determined to have a controlling financial interest in Fengcuiyuan, requiring Hongyuan HK to consolidate the financial statements of Fengcuiyuan and its subsidiaries, and ultimately consolidate with its parent company, Hong Yuan. The Transaction was accounted for as a reorganization of entities under common control. As the combining entities have been under common control since September 2021, the consolidated financial statements of the Company recognized the assets and liabilities received in the reorganization at their historical carrying amounts, as reflected in the historical financial statements of each entity.

The Company, through its subsidiary and the Agreements with Fengcuiyuan, focuses on supply chain management services, is mainly engaged in the wholesale and internet sales of fast-moving consumer goods such as food, daily necessities, and electronic products, covering diversified fields such as pre-packaged food, agricultural and by-products, and household goods.

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

Note 2 – Summary of significant accounting policies

Basis of Presentation

This summary of significant accounting policies of the Company (a development stage company) is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. The Company has realized insignificant revenues from its planned principal business purpose and, accordingly, is considered to be in its development stage in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 915 (SFAS No. 7). The Company has elected a fiscal year end of December 31.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiary and variable interest entity (“VIE”) for which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated in consolidation.

In determining Fengcuiyuan is a VIE of Hongyuan HK, the Company considered the following indicators, among others:

1.	Hongyuan HK enjoys exclusive and non-competitive rights to intellectual property rights and licensing arising from the performance of the Agreements, and controls and administers the financial affairs and daily operation of Fengcuiyuan. The registered owners of Fengcuiyuan as a group have no right to make any decision about Fengcuiyuan’s activities without the consent of Hongyuan HK.
2.	Hongyuan HK is assigned all voting rights of Fengcuiyuan and has the right to appoint all directors and senior management personnel of Fengcuiyuan. The registered owners of Fengcuiyuan possess no substantive voting rights.
3.	The registered owners of Fengcuiyuan have pledged their shares in Fengcuiyuan as collateral to secure these Agreements.
4.	The Agreements are valid for 10 years. Termination is prohibited by Fengcuiyuan and its registered owners, making termination within the control of the Company.
5.	Hongyuan HK is entitled to a management consulting and service fee based on the workload and commercial value of the technical services provided at a price agreed upon by both parties, has the right to adjust the consulting service fee standards at any time based on the quantity and content of the services provided to Fengcuiyuan. Therefore, Hongyuan HK is the primary beneficiary of Fengcuiyuan.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Machinery & equipment	10 years
Automobile	4 years
Office equipment	3 years

Lease

ASC Topic 842, “Leases” requires recognition of leases on the balance sheets as right-of-use (“ROU”) assets and lease liabilities. ROU assets represent the Company’s right to use underlying assets for the lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value and future minimum lease payments over the lease term at commencement date. The Company’s future minimum lease payments used to determine the Company’s lease liabilities mainly include minimum lease rent payments. Leases with a lease term of 12 months or less at inception are not recorded on the Company’s balance sheet and are expensed on a straight-line basis over the lease term in the Company’s statement of operations. As most of the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2024 and 2023, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of December 31, 2024 and 2023.

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

Note 3 - Going Concern

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

Note 4 - Property and Equipment

Property and equipment consist of:

	December 31,	December 31,
	2024	2023

Office Equipment	$4,011	$4,123
Total	4,011	4,123
Less: accumulated depreciation	(3,454)	(2,176)

Property and equipment, net	$557	$1,947

Note 5 – Leases

On April 10, 2024, Fengcuiyuan entered into an operating lease agreement to rent an office. The lease has an original term of 2 years expiring April 24, 2026.

Balance sheet information related to the Company’s leases is presented below:

December 31 2024
Operating Leases
Operating lease right-of-use assets	$93,091

Operating lease liabilities - current	73,967
Operating lease liability – non-current	19,124
Total operating lease liabilities	$93,091

The following provides details of the Company’s lease expenses:

	Year Ended December 31,
	2024	2023
Operating lease expense	$58,535	$-

Other information related to leases is presented below:

Year Ended
December 31, 2024
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$58,535

Weighted Average Remaining Lease Term:
Operating leases	1.32 years

Weighted Average Discount Rate:
Operating leases	5.6%

Maturities of lease liabilities were as follows:

For the 12 months ending December 31:
2025	$76,939
2026	19,235
Total lease payments	96,174
Less: imputed interest	(3,083)
Total lease liabilities	93,091
Less: current portion	(73,967)
Lease liabilities – non-current portion	$19,124

Note 6 – Related party transaction

During the year ended December 31, 2024, the Company’s current majority shareholder advanced $37,609 to the Company as working capital. As of December 31, 2024 and 2023, the Company owed its current majority shareholder of $251,889 including $64,103 for acquisition of Hongyuan HK, and $150,175, respectively. The advances are non-interest bearing and are due on demand.

Note 7 – Common stock

At December 31, 2024, the Company is authorized to issue 2,000,000,000 shares of $0.001 par value common stock.

As of December 31, 2024, a total of 74,640,766 shares of common stock with par value $0.001 remain outstanding.

Note 8 – Preferred stock

As of December 31, 2024, a total of 5,000,000 shares of Series A-1 preferred stock with par value $0.001 remain outstanding.

NOTE 9 – Income Taxes

The Company is subject to taxation in the United States (USA) and its subsidiaries were incorporated in China and are governed by the Income Tax Law of China.

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards.

As of December 31, 2024, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

The provision for income taxes consists of the following:

	Year Ended December 31,
	2024	2023
Current:
USA	$-	$-
China	307	-

Deferred:
USA	-	-
China	-	-

Provision for income taxes	$307	$-

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes for the years ended December 31, 2024, and 2023 as follows:

	Year Ended December 31,
	2024	2023

Income tax benefit at federal statutory rate (21%)	(20,187)	(32,437)
Difference in foreign income tax rates	12,308	24,096
Change in valuation allowance	8,187	8,341
Provision for income taxes	307	-

The components of deferred taxes consist of the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023

Net operating loss carryforwards	$20,465,740	$20,457,553
Less: valuation allowance	(20,465,740)	(20,457,553)
Net deferred tax assets	$-	$-

Uncertain Tax Positions

Interest associated with unrecognized tax benefits is classified as income tax, and penalties are classified as selling, general, and administrative expenses in the statements of operations. As of December 31, 2023, and 2024, the Company had no unrecognized tax benefits and related interest and penalty expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

Note 10 – Subsequent Event

In June 2025, we changed our business model. Rongcheng relinquished its 55% ownership in Xuchang, but will still fund the opening of stores operated by Xuchang. The investment funds for stores will be recovered as loans in the future from the stores’ profits.

