Form 10-Q
period 2025-03-31
HONG YUAN HOLDING GROUP
filed 2025-07-31
CIK 1324759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-56252

HONG YUAN HOLDING GROUP

(Exact name of registrant as specified in its charter)

Nevada	91-2154289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 3, 21st Floor, Building 1, No. 176, Jiqing 1st Road, Chengdu High-tech Zone, Sichuan Province	610094, China
(Address of principal executive offices)	(Zip Code)

+86-19382185278

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HGYN	OTCMarkets (OTCQB)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of July 25, 2025 was 74,640,766.

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

Item 1. Financial Statements

HONG YUAN HOLDING GROUP

Consolidated Balance Sheets

	March 31,	December 31,
	2025	2024

ASSETS
Current Assets
Cash and cash equivalents	$33,300	$46,291
Accounts receivable, net	57,394	11,376
Inventory	48,697	43,748
Prepaid expense and other receivable	65,759	27,601
Total Current Assets	205,150	129,016

Property and equipment, net of accumulated	224	557
Right of use assets	37,713	93,091

TOTAL ASSETS	$243,087	$222,664

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$75,777	$42,260
Operating lease liabilities - Current	37,713	73,967
Tax payable	6,074	4,228
Due to related party	254,349	251,887
Total Current Liabilities	373,913	372,342

Operating lease liabilities - Noncurrent	–	19,124

TOTAL LIABILITIES	373,913	391,466

Commitments and contingencies	–	–

Stockholders’ Deficit
Series A-1 Preferred stock: 5,000,000 shares authorized; $0.001 par value 5,000,000 issued and outstanding at March 31, 2025 and December 31, 2024	5,000	5,000
Common stock: 2,000,000,000 shares authorized; $0.001 par value 74,640,766 shares issued and outstanding at March 31, 2025 and December 31, 2024	74,641	74,641
Additional Paid-in Capital	97,471,393	97,471,393
Statutory surplus reserve	314	314
Accumulated other comprehensive income	1,729	1,478
Accumulated deficit	(97,746,780)	(97,784,280)
Total Hong Yuan Holding Group Stockholders’ Deficit	(193,703)	(231,454)
Non-controlling interests	62,877	62,652
Total stockholders’ deficit	(130,826)	(168,802)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$243,087	$222,664

The accompanying notes are an integral part of these consolidated financial statements.

HONG YUAN HOLDING GROUP

Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2025	2024

Revenue	$241,065	$-
Cost of revenue	124,347	-
Gross Profit	116,718	-

Operating Expenses
Selling and marketing	173	-
General and administrative	52,017	31,227
Professional fees	24,390	15,329
Total Operating Expenses	76,580	46,556

Net Income from operations	40,138	(46,556)

Other Income and Expense
Interest income	6	2
Other Expense	(4)	-
Total other income (expense)	2	2

Net Income before taxes	40,140	(46,554)

Provision for income taxes	2,783	-

Net Income	$37,357	$(46,554)
Net income attributable to non-controlling interests	(143)
Net loss attributable to Hong Yuan Holding Group	37,500	(46,554)

Other comprehensive income (loss)	251	(189)

Comprehensive Income	$37,751	$(46,743)

Basic and dilutive net income (loss) per common share	$0.00	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	74,640,766	74,640,766

The accompanying notes are an integral part of these consolidated financial statements.

4

 +

HONG YUAN HOLDING GROUP

Consolidated Statements of Stockholders’ Deficit

							Accumulated
	Preferred Stock		Common Stock		Additional	Statutory	Other		Non-	Total
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	surplus reserve	Comprehensive Income (Loss)	Accumulated Deficit	controlling Interests	Stockholders’ Deficit

Balance - December 31, 2024	5,000,000	$5,000	74,640,766	$74,641	$97,471,393	$314	$1,478	$(97,784,280)	$62,652	$(168,802)
Net income	-	-	-	-	-	-	-	37,500	(143)	37,357
Accumulated other comprehensive income	-	-	-	-	-	-	251	-	368	619
Balance - March 31, 2025	5,000,000	$5,000	74,640,766	$74,641	$97,471,393	$314	$1,729	$(97,746,780)	$62,877	$(130,826)

Balance - December 31, 2023	5,000,000	$5,000	74,640,766	$74,641	$97,466,278	$-	$1,720	$(97,685,122)	$-	$(137,483)
Capital contribution received by VIE	-	-	-	-	48,570	-	-	-	-	48,570
Net loss	-	-	-	-	-	-	-	(46,554)	-	(46,554)
Accumulated other comprehensive income	-	-	-	-	-	-	(189)	-	-	(189)
Balance - March 31, 2024	5,000,000	$5,000	74,640,766	$74,641	$97,514,848	$-	$1,531	$(97,731,676)	$-	$(135,656)

The accompanying notes are an integral part of these consolidated financial statements.

HONG YUAN HOLDING GROUP

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$37,357	$(46,554)
Adjustments to reconcile net income to net cash provided by operating activities:	-	-
Depreciation expense	335	339
Lease expense	9,652	-
Changes in operating assets and liabilities:		-
Accounts receivable	(45,850)	-
Inventory	(4,681)	-
Prepaid expense and other receivable	(37,912)	(10,412)
Accounts payable and accrued liabilities	35,056	1,491
Operating lease payment	(9,652)	-
Due to related party	2,461	16,125
Net Cash Provided by (Used in) Operating Activities	(13,234)	(39,011)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contribution	-	48,689
Net Cash Provided by Financing Activities	-	48,689

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	243	(142)

Net change in cash and cash equivalents	(12,991)	9,536
Cash and cash equivalents, beginning of period	46,291	5,983
Cash and cash equivalents, end of period	$33,300	$15,519

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Right of use asset and related liability modification	$46,710	$-
Acquisitions of subsidiary under common control	$-	$-

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted income and loss per share is the same as the basic income and loss per share for the three months ended March 31, 2025 and 2024, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of March 31, 2025 and December 31, 2024.

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

Note 4 - Property and Equipment

Property and equipment consist of:

	March 31,	December 31,
	2025	2024

Office Equipment	$4,034	$4,011
Total	4,034	4,011
Less: accumulated depreciation	(3,810)	(3,454)

Property and equipment, net	$224	$557

Note 5 – Leases

On April 10, 2024, Fengcuiyuan entered into an operating lease agreement to rent an office. The lease has an original term of 2 years expiring April 24, 2026. Effective January 25, 2025, the lease was modified to change lessee to Rongcheng and an unrelated third party with each occupying 50% of the premises and responsible for 50% of the lease payment. As a result of the lease modification, right-of-use asset and related liability were reduced by $46,710.

Balance sheet information related to the Company’s leases is presented below:

March 31 2025
Operating Leases
Operating lease right-of-use assets	$37,713

Operating lease liabilities - current	37,713
Operating lease liability – non-current	-
Total operating lease liabilities	$37,713

The following provides details of the Company’s lease expenses:

	Three Months Ended March 31,
	2025	2024
Operating lease expense	$9,652	$-

Other information related to leases is presented below:

Three Months Ended
March 31, 2025
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$9,652

Weighted Average Remaining Lease Term:
Operating leases	1.07 years

Weighted Average Discount Rate:
Operating leases	5.6%

Maturities of lease liabilities were as follows:

For the 12 months ending December 31:
2025 (9 months remaining)	$29,021
2026	9,674
Total lease payments	38,695
Less: imputed interest	(982)
Total lease liabilities	37,713
Less: current portion	(37,713)
Lease liabilities – non-current portion	$-

Note 6 – Related party transaction

During the three months ended March 31, 2025, the Company’s current majority shareholder advanced $2,461 to the Company as working capital. As of March 31, 2025 and December 31, 2024, the Company owed its current majority shareholder of $254,349 and $251,887, respectively, including $64,103 for acquisition of Hongyuan HK. The advances are non-interest bearing and are due on demand.

Note 7 – Common stock

At March 31, 2025, the Company is authorized to issue 2,000,000,000 shares of $0.001 par value common stock.

As of March 31, 2025, a total of 74,640,766 shares of common stock with par value $0.001 remain outstanding.

Note 8 – Preferred stock

As of March 31, 2025, a total of 5,000,000 shares of Series A-1 preferred stock with par value $0.001 remain outstanding.

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

As of March 31, 2025, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the three months ended March 31, 2025 and 2024, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

Note 10 – Subsequent Event

In June 2025, the Company changed its business model. Rongcheng relinquished its 55% ownership in Xuchang, but will still fund the opening of stores operated by Xuchang. The investment funds for stores will be recovered as loans in the future from the stores’ profits.

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

We have not yet generated sustained profits from our prior operations. Our independent accountants have expressed a “going concern” opinion. As of March 31, 2025, we had an accumulated deficit of $97,746,780 and a net working capital deficit of $168,763.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. The Company has no allowance for doubtful accounts as of March 31, 2025 and December 31, 2024, respectively.

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

Results of Operations for the Three Months Ended March 31, 2025 compared to the Three Months Ended March 31, 2024

Revenue was $241,065 in the three months ended March 31, 2025 compared to Nil in the same period last year. The increase in revenue was mainly due to the consolidation of the Chinese VIEs under common control which started generating revenue in the second quarter of 2024.

Cost of goods sold was $124,347 in the three months ended March 31, 2025 compared to Nil in the same period last year due to no revenue in the same period last year as explained above.

Operating expenses were $76,580 in the three months ended March 31, 2025 compared to $46,556 in the same period last year, an increase of $30,024 or 64.5%. The increase was mainly due to the increase in general and administrative expenses and professional fees. The increase in general and administrative expenses in the first quarter of 2025 was mainly due to the increase in personnel expense, office expense and travel expense,, partly offset by the decrease in rent expense.

During the three months ended March 31, 2025, the Company had a net income of $37,357, compared to a net loss of $46,554 during the same period last year, an increase of $83,911. The increase in net income in the first quarter of 2025 was primarily due to the increase in gross profit as a result of the Chinese VIEs starting to generate revenue, partly offset by the increase in operating expenses.

Liquidity and Capital Resources

As of March 31, 2025 and December 31, 2024, we had a cash balance of $33,300 and $46,291 respectively. During the three months ended March 31, 2025 and 2024, the company’s operations are primarily funded by the Company’s CEO and major shareholder and the minority owners of the Chinese VIEs.

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

Operating Activities

For the three months ended March 31, 2025, net cash used in operating activities was $13,234. This was primarily due to the net income of $37,357, adjusted by non-cash related expenses including depreciation of $335, and then decreased by unfavorable changes in working capital of $50,926. The unfavorable changes in working capital mainly resulted from an increase in accounts receivable of $45,850, an increase in inventory of $4,681, and an increase in prepaid expense and other receivable of $37,912, offset by an increase in accounts payable and accrued liabilities of $35,056, and an increase in due to related party of $2,461.

For the three months ended March 31, 2024, net cash used in operating activities was $39,010. This was primarily due to the net loss of $46,554, adjusted by non-cash related expenses including depreciation of $339, and then increased by favorable changes in working capital of $7,205. The favorable changes in working capital mainly resulted from an increase in due to related party of $16,125, and an increase in accounts payable and accrued liabilities of $1,491, offset by an increase in prepaid expense and other receivable of $10,412.

Investing Activities

We neither generated nor used cash in investing activities during the three months ended March 31, 2025 and 2024.

Financing Activities

We neither generated nor used cash in financing activities during the three months ended March 31, 2025. For the three months ended March 31, 2024, net cash provided by financing activities were proceeds from capital contribution received by Chinese VIEs of $48,689.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had a net income of $37,357 and incurred a net losses of $46,554 for the three months ended March 31, 2025 and 2024, respectively, and had a working capital deficit of $168,763 as of March 31, 2025, in addition to a stockholders’ deficit of $130,826 which raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a “going concern” qualification in their Report of Independent Certified Public Accountants accompanying our audited financial statements appearing elsewhere which cites substantial doubt about our ability to continue as a going concern. Such a “going concern” qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

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

PART II – OTHER INFORMATION

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

HONG YUAN HOLDING GROUP

Dated: July 31, 2025	By:	/s/ Li Xudong
Li Xudong
CEO and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)

