Form 10-Q
period 2025-06-30
HONG YUAN HOLDING GROUP
filed 2025-08-19
CIK 1324759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of August 15, 2025 was 74,640,766.

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

Item 1. Financial Statements

HONG YUAN HOLDING GROUP

Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$45,238	$38,527
Cash and cash equivalents under discontinued operations	-	7,764
Accounts receivable, net	115,419	-
Notes receivable	-	-
Inventory	26,435	30,786
Prepaid expense and other receivable	88,988	27,601
Current assets under discontinued operations	-	24,338
Total Current Assets	276,080	129,016

Property and equipment, net of accumulated	204	557
Right of use assets	28,853	93,091

TOTAL ASSETS	$305,137	$222,664

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$55,281	$36,617
Operating lease liabilities - Current	28,853	73,967
Deferred revenue	40,946	-
Tax payable	4,642	4,228
Due to related party	274,459	251,887
Current liabilities under discontinued operations	-	5,643
Total Current Liabilities	404,181	372,342

Operating lease liabilities - Noncurrent	-	19,124

TOTAL LIABILITIES	404,181	391,466

Commitments and contingencies	-	-

Stockholders’ Deficit
Series A-1 Preferred stock: 5,000,000 shares authorized; $0.001 par value 5,000,000 issued and outstanding at June 30, 2025 and December 31, 2024	5,000	5,000
Common stock: 2,000,000,000 shares authorized; $0.001 par value 74,640,766 shares issued and outstanding at June 30, 2025 and December 31, 2024	74,641	74,641
Additional Paid-in Capital	97,471,393	97,471,393
Statutory surplus reserve	-	314
Accumulated other comprehensive income	3,019	1,478
Accumulated deficit	(97,716,424)	(97,784,280)
Total Hong Yuan Holding Group Stockholders’ Deficit	(162,371)	(231,454)
Non-controlling interests	63,327	62,652
Total stockholders’ deficit	(99,044)	(168,802)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$305,137	$222,664

The accompanying notes are an integral part of these consolidated financial statements.

HONG YUAN HOLDING GROUP

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	$112,812	$15,205	$353,877	$15,205
Cost of revenue	17,252	6,149	141,599	6,149
Gross Profit	95,560	9,056	212,278	9,056

Operating Expenses
Selling and marketing	3,861	-	4,034	-
General and administrative	46,799	21,463	98,816	52,691
Professional fees	7,016	10,663	31,406	25,992
Total Operating Expenses	57,676	32,126	134,256	78,683

Operating income from continuing operations	37,884	(23,070)	78,022	(69,627)

Other Income and Expense
Interest income	-	7	6	9
Other Income	18	152	14	152
Total other income (expense)	18	159	20	161

Provision for income taxes	2,436	-	5,219	-

Income from continuing operations	35,466	(22,911)	72,823	(69,466)

Discontinued operations
Loss from discontinued operation	(2,999)	-	(2,999)	-
Loss on deconsolidation of the discontinued operations	(2,788)	-	(2,788)	-
Loss from discontinued operations, net of tax benefits	(5,787)	-	(5,787)	-

Net Income (loss)	$29,679	$(22,911)	$67,036	$(69,466)
Net (loss) attributable to non-controlling interests	(363)	(10)	(506)	(10)
Net income (loss) attributable to Hong Yuan Holding Group	30,042	(22,901)	67,542	(69,455)

Other comprehensive income (loss)	1,290	(222)	1,541	(411)

Comprehensive Income	$31,332	$(23,123)	$69,083	$(69,866)

Basic and dilutive net income (loss) per common share	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	74,640,766	74,640,766	74,640,766	74,640,766

The accompanying notes are an integral part of these consolidated financial statements.

HONG YUAN HOLDING GROUP

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

								Accumulated
	Preferred Stock		Common Stock		Additional		Statutory	Other		Non-	Total
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	surplus reserve		Comprehensive Income (Loss)	Accumulated Deficit	controlling Interests	Stockholders’ Deficit

Balance - December 31, 2024	5,000,000	$5,000	74,640,766	$74,641	$97,471,393		$314	$1,478	$(97,784,280)	$62,652	$(168,802)
Net income (loss)	-	-	-	-	-		-	-	37,500	(143)	37,357
Accumulated other comprehensive income	-	-	-	-	-		-	251	-	368	619
Balance - March 31, 2025	5,000,000	$5,000	74,640,766	$74,641	$97,471,393		$314	$1,729	$(97,746,780)	$62,877	$(130,826)

Deconsolidation of the discontinued operations	-	-	-	-	-		(314)	-	314	-	-
Net income (loss)	-	-	-	-	-		-	-	30,042	(363)	29,679
Accumulated other comprehensive income	-	-	-	-	-		-	1,290	-	813	2,103
Balance - June 30, 2025	5,000,000	$5,000	74,640,766	$74,641	97,471,393	$		$3,019	$(97,716,424)	$63,327	$(99,044)

							Accumulated
	Preferred Stock		Common Stock		Additional	Statutory	Other		Non-	Total
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	surplus reserve	Comprehensive Income (Loss)	Accumulated Deficit	controlling Interests	Stockholders’ Deficit
Balance - December 31, 2023	5,000,000	$5,000	74,640,766	$74,641	$97,466,278	$-	$1,720	$(97,685,122)	$-	$(137,483)
Capital contribution received by VIE	-	-	-	-	48,570	-	-	-	-	48,570
Net loss	-	-	-	-	-	-	-	(46,554)	-	(46,554)
Accumulated other comprehensive income	-	-	-	-	-	-	(189)	-	-	(189)
Balance - March 31, 2024	5,000,000	$5,000	74,640,766	$74,641	$97,514,848	$-	$1,531	$(97,731,676)	$-	$(135,656)

Net loss	-	-	-	-	-	-	-	(22,901)	(10)	(22,911)
Accumulated other comprehensive income	-	-	-	-	-	-	(222)	-	-	(222)
Balance – June 30, 2024	5,000,000	$5,000	74,640,766	$74,641	$97,514,848	$-	$1,309	$(97,754,577)	$(10)	$(158,789)

The accompanying notes are an integral part of these consolidated financial statements.

HONG YUAN HOLDING GROUP

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$72,823	$(69,466)
Net income from discontinued operations	(5,787)	-
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	359	676
Lease expense	19,359	-
Changes in operating assets and liabilities:		-
Accounts receivable	(93,161)	(1,220)
Inventory	4,874	-
Prepaid expense and other receivable	(60,118)	(1,109)
Accounts payable and accrued liabilities	15,982	9,375
Deferred revenue	40,444	-
Operating lease payment	(19,359)	-
Tax payable	2,135	-
Due to related party	22,571	20,280
Net Cash Provided by Operating Activities from Continuing Operations	122	(41,464)
Net Cash Used in Operating Activities from Discontinued Operations	(2,027)	-
Net Cash Provided by (Used in) Operating Activities	(1,905)	(41,464)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contribution	-	48,510
Net Cash Provided by Financing Activities	-	48,510

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	852	(188)

Net change in cash and cash equivalents	(1,053)	6,858
Cash and cash equivalents, beginning of period	46,291	5,983
Cash and cash equivalents, end of period	$45,238	$12,841

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Right of use asset and related liability modification	$46,840	$-

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted income and loss per share is the same as the basic income and loss per share for the three months ended June 30, 2025 and 2024, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of June 30, 2025 and December 31, 2024.

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

Note 4 - Property and equipment

Property and equipment consist of:

	June 30,	December 31,
	2025	2024

Office Equipment	$4,087	$4,011
Total	4,087	4,011
Less: accumulated depreciation	(3,883)	(3,454)

Property and equipment, net	$204	$557

Note 5 – Leases

On April 10, 2024, Fengcuiyuan entered into an operating lease agreement to rent an office. The lease has an original term of 2 years expiring April 24, 2026. Effective January 25, 2025, the lease was modified to change lessee to Rongcheng and an unrelated third party with each occupying 50% of the premises and responsible for 50% of the lease payment. As a result of the lease modification, right-of-use asset and related liability were reduced by $46,840.

Balance sheet information related to the Company’s leases is presented below:

June 30, 2025
Operating Leases
Operating lease right-of-use assets	$28,853

Operating lease liabilities - current	28,853
Operating lease liability – non-current	-
Total operating lease liabilities	$28,853

The following provides details of the Company’s lease expenses:

	Six Months Ended June 30,
	2025	2024
Operating lease expense	$19,359	$-

Other information related to leases is presented below:

Six Months Ended
June 30, 2025
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$19,359

Weighted Average Remaining Lease Term:
Operating leases	0.82 years

Weighted Average Discount Rate:
Operating leases	5.6%

Maturities of lease liabilities were as follows:

For the 12 months ending December 31:
2025 (6 months remaining)	$19,599
2026	9,800
Total lease payments	29,399
Less: imputed interest	(546)
Total lease liabilities	28,853
Less: current portion	(28,853)
Lease liabilities – non-current portion	$-

Note 6 – Related party transaction

During the six months ended June 30, 2025, the Company’s current majority shareholder advanced $22,572 to the Company as working capital. As of June 30, 2025 and December 31, 2024, the Company owed its current majority shareholder of $274,459 and $251,887, respectively, including $64,103 for acquisition of Hongyuan HK. The advances are non-interest bearing and are due on demand.

Note 7 – Common stock

At June 30, 2025, the Company is authorized to issue 2,000,000,000 shares of $0.001 par value common stock.

As of June 30, 2025, a total of 74,640,766 shares of common stock with par value $0.001 remain outstanding.

Note 8 – Preferred stock

As of June 30, 2025, a total of 5,000,000 shares of Series A-1 preferred stock with par value $0.001 remain outstanding.

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

As of June 30, 2025, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the six months ended June 30, 2025 and 2024, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

Note 10 – Discontinued operations

In April 2025, the Company changed its business model. Rongcheng relinquished its 55% ownership in Xuchang and received its original investment back, but will still fund the opening of stores operated by Xuchang. In the future, the investment funds for stores will be recovered as loans from the stores’ profits. As a result, the Company recorded a loss on deconsolidation of the discontinued operations of $2,788.

The Company has reclassified its previously issued financial statements to segregate the discontinued operations as of the earliest period reported.

Note 11 – Subsequent event

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

In April 2025, the Company changed its business model. Rongcheng relinquished its 55% ownership in Xuchang and received its original investment back, but will still fund the opening of stores operated by Xuchang. In the future, the investment funds for stores will be recovered as loans from the stores’ profits. As a result, the Company recorded a loss on deconsolidation of the discontinued operations of $2,788.

We have not yet generated sustained profits from our prior operations. Our independent accountants have expressed a “going concern” opinion. As of June 30, 2025, we had an accumulated deficit of $97,716,424 and a net working capital deficit of $128,101.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. The Company has no allowance for doubtful accounts as of June 30, 2025 and December 31, 2024, respectively.

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

Results of Operations for the Three Months Ended June 30, 2025 compared to the Three Months Ended June 30, 2024

Revenue was $112,812 in the three months ended June 30, 2025 compared to $15,205 in the same period last year. The increase in revenue was mainly because the Chinese VIEs started generating revenue in the second quarter of 2024 and have been ramping up the operations to generate more revenues.

Cost of goods sold was $17,252 in the three months ended June 30, 2025 compared to $6,149 in the same period last year due to the increase in revenue.

Operating expenses were $57,676 in the three months ended June 30, 2025 compared to $32,127 in the same period last year, an increase of $25,549 or 79.5%. The increase was mainly due to the increase in general and administrative expenses and selling and marketing expenses. The increase in general and administrative expenses in the second quarter of 2025 was mainly due to the increase in personnel expense, rent and office expense, partly offset by the decrease in travel expense.

During the three months ended June 30, 2025, the Company had a net income of $29,679, compared to a net loss of $22,912 during the same period last year, an increase of $52,591. The increase in net income in the second quarter of 2025 was primarily due to the increase in gross profit as a result of the Chinese VIEs ramping up the operations to generate more revenues, partly offset by higher operating expenses the loss from discontinued operations.

Results of Operations for the Six Months Ended June 30, 2025 compared to the Six Months Ended June 30, 2024

Revenue was $353,877 in the six months ended June 30, 2025 compared to $15,205 in the same period last year. The increase in revenue was mainly because the Chinese VIEs started generating revenue in the second quarter of 2024 and have been ramping up the operations to generate more revenues.

Cost of goods sold was $141,599 in the six months ended June 30, 2025 compared to $6,149 in the same period last year due to the increase in revenue.

Operating expenses were $134,256 in the six months ended June 30, 2025 compared to $78,683 in the same period last year, an increase of $55,573 or 70.6%. The increase was mainly due to the increase in general and administrative expenses, selling and marketing expenses, and professional fees. The increase in general and administrative expenses in the six months ended June 30, 2025 was mainly due to the increase in personnel expense and office expense, partly offset by the decrease in travel expense.

During the six months ended June 30, 2025, the Company had a net income of $67,036, compared to a net loss of $69,466 during the same period last year, an increase of $136,502. The increase in net income in the six months ended June 30, 2025 was primarily due to the increase in gross profit as a result of the Chinese VIEs ramping up the operations to generate more revenues, partly offset by higher operating expenses and the loss from discontinued operations.

Liquidity and Capital Resources

As of June 30, 2025 and December 31, 2024, we had a cash balance of $45,238 and $38,527 respectively. During the six months ended June 30, 2025 and 2024, the company’s operations are primarily funded by the Company’s CEO and major shareholder and the minority owners of the Chinese VIEs.

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

Operating Activities

For the six months ended June 30, 2025, net cash used in operating activities was $1,905. This was primarily due to the net income of $67,036, adjusted by non-cash related expenses including depreciation of $359, and then decreased by unfavorable changes in working capital of $67,273. The unfavorable changes in working capital mainly resulted from an increase in accounts receivable of $93,161, and an increase in prepaid expense and other receivable of $60,118, partly offset by an increase in deferred revenue of $40,444, an increase in accounts payable and accrued liabilities of $15,982, and an increase in due to related party of $22,571.

For the six months ended June 30, 2024, net cash used in operating activities was $41,464. This was primarily due to the net loss of $69,466, adjusted by non-cash related expenses including depreciation of $676, and then increased by favorable changes in working capital of $27,326. The favorable changes in working capital mainly resulted from an increase in due to related party of $20,280, and an increase in accounts payable and accrued liabilities of $9,375, offset by an increase in accounts receivable of $1,220, and an increase in prepaid expense and other receivable of $1,109.

Investing Activities

We neither generated nor used cash in investing activities during the six months ended June 30, 2025 and 2024.

Financing Activities

We neither generated nor used cash in financing activities during the six months ended June 30, 2025.

For the six months ended June 30, 2024, net cash provided by financing activities were proceeds from capital contribution received by Chinese VIEs of $48,510.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had a net income of $67,036 for the six months ended June 30, 2025 and incurred a net loss of $69,466 for the six months ended June 30, 2024, and had a working capital deficit of $128,101 as of June 30, 2025, in addition to a stockholders’ deficit of $99,044 which raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes the Company may continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company but cannot assure that such financing will be available on acceptable terms.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended June 30, 2025 that have materially affected or are reasonably likely to materially affect our internal controls.

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

HONG YUAN HOLDING GROUP

Dated: August 19, 2025	By:	/s/ Li Xudong
Li Xudong
CEO and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)

