Form 10-Q/A
period 2025-03-31
HONG YUAN HOLDING GROUP
filed 2025-09-26
CIK 1324759

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2025, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 31, 2025 (the “Original Filing”), is being submitted for the following purpose:

To change the designation of a “shell” corporation on the cover page. The “YES” box was inadvertently checked instead of the “NO” box.

In SEC Release No. 33-8587, published on July 15, 2005 (the “Release”), the SEC adopted the definition of a “shell” corporation based on the characterization of operations and assets as “nominal.” However, the SEC did not define the term “nominal.” Cambridge defines “nominal” as “something existing in name or thought only, but not in fact as things actually are.”

The Company’s annual report for the year ended December 31, 2024, filed with the SEC on July 3, 2025, and its subsequent Quarterly Reports for the periods ended March 31 and June 30, 2025, respectively, reflect that the Company generated revenues and operating expenses, in addition to assets, other than cash and cash equivalents. These revenues and expenses and assets are not the result of operations “existing in name or thought only, but are in fact as things actually are.” In addition, PCAOB audit firms do not opine upon or certify or review financial statements of Companies with operations “existing in name or thought only, but not in fact as things actually are.”

Except as described above, this Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Filing and does not reflect other events occurring after the filing of the Original Filing.

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

HONG YUAN HOLDING GROUP

Dated: September 26, 2025	By:	/s/ Li Xudong
Li Xudong
CEO and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)

