Form 10-Q/A
period 2025-06-30
HONG YUAN HOLDING GROUP
filed 2025-09-26
CIK 1324759

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2025, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 19, 2025 (the “Original Filing”), is being submitted for the following purpose:

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

