Form 10-Q
period 2025-09-30
HONG YUAN HOLDING GROUP
filed 2025-11-19
CIK 1324759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of November 14, 2025 was 74,640,766.

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

Item 1. Financial Statements

HONG YUAN HOLDING GROUP

Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$12,610	$38,527
Cash and cash equivalents under discontinued operations	-	7,764
Accounts receivable, net	240,900	-
Inventory	31,041	30,786
Prepaid expense and other receivable	120,696	27,601
Current assets under discontinued operations	-	24,338
Total Current Assets	405,247	129,016

Property and equipment, net of accumulated	206	557
Deferred expenses	5,278	-
Right of use assets	19,491	93,091

TOTAL ASSETS	$430,222	$222,664

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$69,480	$36,617
Operating lease liabilities - Current	19,491	73,967
Deferred revenue	61,519	-
Tax payable	8,549	4,228
Due to related party	317,322	251,887
Current liabilities under discontinued operations	-	5,643
Total Current Liabilities	476,361	372,342

Operating lease liabilities - Noncurrent	-	19,124

TOTAL LIABILITIES	476,361	391,466

Commitments and contingencies	-	-

Stockholders’ Deficit
Series A-1 Preferred stock: 5,000,000 shares authorized; $0.001 par value 5,000,000 issued and outstanding at September 30, 2025 and December 31, 2024	5,000	5,000
Common stock: 2,000,000,000 shares authorized; $0.001 par value 74,640,766 shares issued and outstanding at September 30, 2025 and December 31, 2024	74,641	74,641
Additional Paid-in Capital	97,471,393	97,471,393
Statutory surplus reserve	-	314
Accumulated other comprehensive income	4,717	1,478
Accumulated deficit	(97,667,803)	(97,784,280)
Total Hong Yuan Holding Group Stockholders’ Deficit	(112,052)	(231,454)
Non-controlling interests	65,913	62,652
Total stockholders’ deficit	(46,139)	(168,802)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$430,222	$222,664

The accompanying notes are an integral part of these consolidated financial statements.

HONG YUAN HOLDING GROUP

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue	$258,329	$85	$612,206	$15,290
Cost of revenue	80,318	30	221,917	6,179
Gross Profit	178,011	55	390,289	9,111

Operating Expenses
Selling and marketing	16,933	-	20,967	-
General and administrative	67,256	44,460	166,073	97,150
Professional fees	38,052	5,881	69,458	31,873
Total Operating Expenses	122,241	50,341	256,498	129,023

Operating income (loss) from continuing operations	55,770	(50,286)	133,791	(119,912)

Other Income and Expense
Interest income	2	3	8	12
Other income	58	1	72	153
Other expense	(26)	-	-	-
Total other income (expense)	34	4	80	165

Provision for income taxes	5,026	-	10,245	-

Income (loss) from continuing operations	50,778	(50,282)	123,626	(119,747)

Discontinued operations
Loss from discontinued operation	-	-	(3,012)	-
Loss on deconsolidation of the discontinued operations	-	-	(2,801)	-
Loss from discontinued operations, net of tax benefits	-	-	(5,813)	-

Net Income (loss)	$50,778	$(50,282)	$117,813	$(119,747)
Net income (loss) attributable to non-controlling interests	2,156	(831)	1,650	(841)
Net income (loss) attributable to Hong Yuan Holding Group	48,622	(49,451)	116,163	(118,906)

Other comprehensive income (loss)	1,698	353	3,239	(58)

Comprehensive Income (Loss)	$50,320	$(49,098)	$119,402	$(118,964)

Basic and dilutive net income (loss) per common share	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	74,640,766	74,640,766	74,640,766	74,640,766

The accompanying notes are an integral part of these consolidated financial statements.

HONG YUAN HOLDING GROUP

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Preferred Stock		Common Stock		Additional	Statutory	Accumulated Other		Non-	Total
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	surplus reserve	Comprehensive Income (Loss)	Accumulated Deficit	controlling Interests	Stockholders’ Deficit

Balance - December 31, 2023	5,000,000	$5,000	74,640,766	$74,641	$97,466,278	$-	$1,720	$(97,685,122)	$-	$(137,483)
Capital contribution received by VIE	-	-	-	-	48,570	-	-	-	-	48,570
Net loss	-	-	-	-	-	-	-	(69,455)	(10)	(69,465)
Accumulated other comprehensive income	-	-	-	-	-	-	(411)	-	-	(411)
Balance - June 30, 2024	5,000,000	$5,000	74,640,766	$74,641	$97,514,848	$-	$1,309	$(97,754,577)	$(10)	$(158,789)

Capital contribution received by VIE					20,648				39,900	60,548
Net loss	-	-	-	-	-	-	-	(49,451)	(831)	(50,282)
Accumulated other comprehensive income	-	-	-	-	-	-	353	-	(22)	331
Balance –September 30, 2024	5,000,000	$5,000	74,640,766	$74,641	$97,535,496	$-	$1,662	$(97,804,028)	$39,037	$(148,192)

	Preferred Stock		Common Stock		Additional	Statutory	Accumulated Other		Non-	Total
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	surplus reserve	Comprehensive Income (Loss)	Accumulated Deficit	controlling Interests	Stockholders’ Deficit

Balance - December 31, 2024	5,000,000	$5,000	74,640,766	$74,641	$97,471,393	$314	$1,478	$(97,784,280)	$62,652	$(168,802)
Deconsolidation of the discontinued operations	-	-	-	-	-	(314)	-	314	-	-
Net loss	-	-	-	-	-	-	-	67,541	(506)	67,035
Accumulated other comprehensive income	-	-	-	-	-	-	1,541	-	1,181	2,722
Balance - June 30, 2025	5,000,000	$5,000	74,640,766	$74,641	$97,471,393		$3,019	$(97,716,425)	$63,327	$(99,045)

Net loss	-	-	-	-	-	-	-	48,622	2,156	50,778
Accumulated other comprehensive income	-	-	-	-	-	-	1,698	-	430	2,128
Balance – September 30, 2025	5,000,000	$5,000	74,640,766	$74,641	$97,471,393	$-	$4,717	$(97,667,803)	$65,913	$(46,139)

The accompanying notes are an integral part of these consolidated financial statements.

HONG YUAN HOLDING GROUP

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$123,626	$(119,747)
Net (loss) from discontinued operations	(5,813)	-
Adjustments to reconcile net income to net cash provided by operating activities:	-	-
Depreciation and amortization	696	1,017
Lease expense	29,169	39,012
Changes in operating assets and liabilities:		-
Accounts receivable	(216,590)	-
Inventory	518	(2,397)
Prepaid expense and other receivable	(91,102)	(16,395)
Accounts payable and accrued liabilities	29,819	10,897
Deferred revenue	60,657	-
Operating lease payment	(29,169)	(39,012)
Tax payable	5,968	(4)
Due to related party	65,435	31,218
Net Cash Provided by Operating Activities from Continuing Operations	(26,786)	(95,411)
Net Cash Used in Operating Activities from Discontinued Operations	(2,036)	-
Net Cash (Used in) Operating Activities	(28,822)	(95,411)

CASH FLOWS FROM INVESTING ACTIVITIES
Deferred renovation expenses	(5,540)	-
Net Cash (Used in) Investing Activities	(5,540)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contribution	-	108,368
Net Cash Provided by Financing Activities	-	108,368

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	681	403

Net change in cash and cash equivalents	(33,681)	13,360
Cash and cash equivalents, beginning of period	46,291	5,983
Cash and cash equivalents, end of period	$12,610	$19,343

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$6,090	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Right of use asset and related liability	$(47,051)	$148,359

The accompanying notes are an integral part of these consolidated financial statements.

HONG YUAN HOLDING GROUP

NOTES TO FINANCIAL STATEMENTS

Note 1 – Organization

Hong Yuan Holding Group (“We”, “the Company”, “Hong Yuan”) was incorporated on September 29, 2001 in the State of Nevada under the name of Biocorp North America Inc. On March 18, 2005, the Company filed an amendment to its certificate of incorporation to change its name to Cereplast, Inc.

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

In April 2025, the Company changed its business model. Rongcheng relinquished its 55% ownership in Xuchang and received its original investment back, but will still fund the opening of stores operated by Xuchang. In the future, the investment funds for stores will be recovered as loans from the stores’ profits. As a result, Xuchang was deconsolidated from the Company’s consolidated financial statements starting in the second quarter of 2025 and Xuchang’s operating results prior to the deconsolidation was accounted for as discontinued operations.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted income and loss per share is the same as the basic income and loss per share for the nine months ended September 30, 2025 and 2024, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of September 30, 2025 and December 31, 2024.

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

Note 4 - Property and equipment

Property and equipment consist of:

	September 30,	December 31,
	2025	2024

Office Equipment	$4,112	$4,011
Total	4,112	4,011
Less: accumulated depreciation	(3,906)	(3,454)

Property and equipment, net	$206	$557

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

Balance sheet information related to the Company’s leases is presented below:

September 30, 2025
Operating Leases
Operating lease right-of-use assets	$19,491

Operating lease liabilities - current	19,491
Operating lease liability – non-current	-
Total operating lease liabilities	$19,491

The following provides details of the Company’s lease expenses:

	Nine Months Ended September 30,
	2025	2024
Operating lease expense	$29,169	$39,012

Other information related to leases is presented below:

Nine Months Ended
September 30, 2025
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$29,169

Weighted Average Remaining Lease Term:
Operating leases	0.57 years

Weighted Average Discount Rate:
Operating leases	5.6%

Maturities of lease liabilities were as follows:

For the 12 months ending December 31:
2025 (3 months remaining)	$9,861
2026	9,861
Total lease payments	19,722
Less: imputed interest	(231)
Total lease liabilities	19,491
Less: current portion	(19,491)
Lease liabilities – non-current portion	$-

Note 6 – Related party transaction

During the nine months ended September 30, 2025, the Company’s current majority shareholder advanced $65,435 to the Company as working capital. As of September 30, 2025 and December 31, 2024, the Company owed its current majority shareholder of $317,322 and $251,887, respectively, including $64,103 for acquisition of Hongyuan HK. The advances are non-interest bearing and are due on demand.

Note 7 – Common stock

At September 30, 2025, the Company is authorized to issue 2,000,000,000 shares of $0.001 par value common stock.

As of September 30, 2025, a total of 74,640,766 shares of common stock with par value $0.001 remain outstanding.

Note 8 – Preferred stock

As of September 30, 2025, a total of 5,000,000 shares of Series A-1 preferred stock with par value $0.001 remain outstanding.

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

As of September 30, 2025, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the nine months ended September 30, 2025 and 2024, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

Note 10 – Discontinued operations

In April 2025, the Company changed its business model. Rongcheng relinquished its 55% ownership in Xuchang and received its original investment back, but will still fund the opening of stores operated by Xuchang. In the future, the investment funds for stores will be recovered as loans from the stores’ profits. As a result, Xuchang was deconsolidated from the Company’s consolidated financial statements starting in the second quarter of 2025 and Xuchang’s operating results prior to the deconsolidation was accounted for as discontinued operations. The Company recorded a loss on deconsolidation of the discontinued operations of $2,788 in the second quarter of 2025.

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

In April 2025, the Company changed its business model. Rongcheng relinquished its 55% ownership in Xuchang and received its original investment back, but will still fund the opening of stores operated by Xuchang. In the future, the investment funds for stores will be recovered as loans from the stores’ profits. As a result, Xuchang was deconsolidated from the Company’s consolidated financial statements starting in the second quarter of 2025 and Xuchang’s operating results prior to the deconsolidation was accounted for as discontinued operations.

We have not yet generated sustained profits from our prior operations. Our independent accountants have expressed a “going concern” opinion. As of September 30, 2025, we had an accumulated deficit of $97,667,803 and a net working capital deficit of $65,836.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. The Company has no allowance for doubtful accounts as of September 30, 2025 and December 31, 2024, respectively.

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

Results of Operations for the Three Months Ended September 30, 2025 compared to the Three Months Ended September 30, 2024

Revenue was $258,329 in the three months ended September 30, 2025 compared to $85 in the same period last year. The increase in revenue was mainly because the Chinese VIEs started generating revenue in the second quarter of 2024 and have been ramping up the operations to generate more revenues.

Cost of goods sold was $80,318 in the three months ended September 30, 2025 compared to $30 in the same period last year due to the increase in revenue.

Operating expenses were $122,241 in the three months ended September 30, 2025 compared to $50,340 in the same period last year, an increase of $71,901 or 142.8%. The increase was mainly due to the increase in professional fees, general and administrative expenses and selling and marketing expenses. The increase in general and administrative expenses in the third quarter of 2025 was mainly due to the increase in personnel expense, and license and regulatory fee related to maintaining the public company, partly offset by the decrease in rent, travel, and office expense.

During the three months ended September 30, 2025, the Company had a net income of $50,778, compared to a net loss of $50,282 during the same period last year, an increase of $101,060. The increase in net income in the third quarter of 2025 was primarily due to the increase in gross profit as a result of the Chinese VIEs ramping up the operations to generate more revenues, partly offset by higher operating expenses.

Results of Operations for the Nine Months Ended September 30, 2025 compared to the Nine Months Ended September 30, 2024

Revenue was $612,206 in the nine months ended September 30, 2025 compared to $15,290 in the same period last year. The increase in revenue was mainly because the Chinese VIEs started generating revenue in the second quarter of 2024 and have been ramping up the operations to generate more revenues.

Cost of goods sold was $221,917 in the nine months ended September 30, 2025 compared to $6,179 in the same period last year due to the increase in revenue.

Operating expenses were $256,498 in the nine months ended September 30, 2025 compared to $129,023 in the same period last year, an increase of $127,475 or 98.8%. The increase was mainly due to the increase in general and administrative expenses, selling and marketing expenses, and professional fees. The increase in general and administrative expenses in the nine months ended September 30, 2025 was mainly due to the increase in personnel expense, and license and regulatory fee related to maintaining the public company, partly offset by the decrease in travel and rent expense.

During the nine months ended September 30, 2025, the Company had a net income of $117,813, compared to a net loss of $119,747 during the same period last year, an increase of $237,560. The increase in net income in the nine months ended September 30, 2025 was primarily due to the increase in gross profit as a result of the Chinese VIEs ramping up the operations to generate more revenues, partly offset by higher operating expenses and the loss from discontinued operations.

Liquidity and Capital Resources

As of September 30, 2025 and December 31, 2024, we had a cash balance of $12,610 and $38,527 respectively. During the nine months ended September 30, 2025 and 2024, the company’s operations are primarily funded by the Company’s CEO and major shareholder and the minority owners of the Chinese VIEs.

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

Operating Activities

For the nine months ended September 30, 2025, net cash used in operating activities was $28,822. This was primarily due to the net income of $123,626, adjusted by non-cash related expenses of $696 which consisted primarily of depreciation and amortization expenses, and then decreased by unfavorable changes in working capital of $145,295. The unfavorable changes in working capital mainly resulted from an increase in accounts receivable of $216,590, and an increase in prepaid expense and other receivable of $91,102, partly offset by an increase in deferred revenue of $60,657, an increase in accounts payable and accrued liabilities of $29,819, and an increase in due to related party of $65,435.

For the nine months ended September 30, 2024, net cash used in operating activities was $95,411. This was primarily due to the net loss of $119,747, adjusted by non-cash related expenses including depreciation of $1,017, and then increased by favorable changes in working capital of $23,319. The favorable changes in working capital mainly resulted from an increase in due to related party of $31,218, and an increase in accounts payable and accrued liabilities of $10,897, offset by an increase in inventory of $2,397, and an increase in prepaid expense and other receivable of $16,395.

Investing Activities

For the nine months ended September 30, 2025, net cash used in investing activities was payment for deferred renovation of $5,540.

We neither generated nor used cash in investing activities during the nine months ended September 30, 2024.

Financing Activities

We neither generated nor used cash in financing activities during the nine months ended September 30, 2025.

For the nine months ended September 30, 2024, net cash provided by financing activities were proceeds from capital contribution received by Chinese VIEs of $108,368.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had a net income of $117,813 for the nine months ended September 30, 2025 and incurred a net loss of $119,747 for the nine months ended September 30, 2024, and had a working capital deficit of $65,836 as of September 30, 2025, in addition to a stockholders’ deficit of $46,139 which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended September 30, 2025 that have materially affected or are reasonably likely to materially affect our internal controls.

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

HONG YUAN HOLDING GROUP

Dated: November 19, 2025	By:	/s/ Li Xudong
Li Xudong
CEO and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)

