Form 10-K
period 2025-12-31
HONG YUAN HOLDING GROUP
filed 2026-05-08
CIK 1324759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter was approximately $1,026,655.

There were 74,640,766 shares of common stock outstanding as of April 10, 2026.

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

Currently, the stores in Chongqing and Jiangyou are operational, while the Leshan store is in the process of selecting a site and undergoing decoration. Before December 31, 2024, the store will be invested in and hold a 55% stake by Rongcheng (Sichuan) Supply Chain Management Co., LTD. In June 2025, we changed our business model. We still fund the opening of stores, but we no longer hold shares in the stores. The investment funds for the stores will be recovered as loans in the future from the stores’ profits.

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

Products

The mid-to-low-end white and red wines that are popular on the market from major brands, will gradually introduce new product categories in the future, such as tea, beverages, rice, cooking oil etc, which are closely related to People’s Daily lives. Chinese liquor and wine partner brands: Moutai, Wuliangye, Luzhou Laojiao, Jiannanchun, Shede, Xijiu, Langjiu, Jinsha, Jingjiu, Fenjiu, ShixianTaibai, Jiang Xiaobai, Great Wall, Tredo, Ailisong, Claire Valley.....

Tea and beverages: The strategic cooperation brands are Zhongcha and Nongfu Spring. We have carefully selected over ten premium tea varieties such as ZhongchaDianhong Special Grade, ZhongchaZijuan, Zhongcha Qianli Jiangshan, ZhongchaDashu Jinzhen, Zhongcha Amber Golden Bud, Zhongcha Lianhua Feng Da Hong Pao, ZhongchaMatouyan Cinnamon, ZhongchaZhangtangjian Old Fir Narcissus, ZhongchaXixiangying White Tea, and Zhongcha Jinhua Xiangyuan, as well as over ten best-selling beverages under Nongfu Spring brand.

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

Year ended December 31, 2024	High	Low
First Quarter	$0.13	$0.03
Second Quarter	0.15	0.03
Third Quarter	0.08	0.01
Fourth Quarter	0.04	0.01

Year ended December 31, 2025	High	Low
First Quarter	$0.13	$0.03
Second Quarter	0.003	0.002
Third Quarter	0.045	0.003
Fourth Quarter	0.05	0.02

Year ended December 31, 2026	High	Low
First Quarter	$0.15	$0.02

Holders

As of December 31, 2025, there were 202 holders of record; however, we estimate that the number of beneficial holders of our shares of common stock is approximately 290. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

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

We have not yet generated sustained profits from our prior operations. Our independent accountants have expressed a “going concern” opinion. As of December 31, 2025, we had an accumulated deficit of $97,652,645 and a negative working capital of $11,622.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. The Company has no allowance for doubtful accounts as of December 31, 2025 and 2024, respectively.

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

Results of Operations for the Year Ended December 31, 2025 compared to the Year Ended December 31, 2024

Revenue was $837,753 in 2025 compared to $245,572 in 2024. The increase in revenue was mainly due to the consolidation of the Chinese VIEs under common control which started generating revenue in the second quarter of 2024 and has been ramping up the operations to generate more revenues.

Cost of goods sold was $298,108 in 2025 compared to $152,675 in 2024 due to the increase in revenue.

Operating expenses were $363,167 and $189,198 for 2025 and 2024, respectively, an increase of $173,969 or 92.0%. The increase was mainly due to the increase in general and administrative expenses, selling and marketing expenses, and professional fees. The increase in general and administrative expenses in 2025 was mainly due to the increase in personnel expense, license and regulatory fee, and office expense, partly offset by the decrease in travel, rent, and auto expenses.

During the year ended December 31, 2025, the Company had a net income of $157,944, compared to a net loss of $96,437 during the year ended December 31, 2024, an increase of $254,381. The increase in net income in 2025 was primarily due to the increase in gross profit as a result of the Chinese VIEs ramping up the operations to generate more revenues,, partly offset by higher operating expenses and the loss from discontinued operations.

Liquidity and Capital Resources

As of December 31, 2025 and 2024, we had a cash balance of $16,747 and $38,527 respectively. During 2025 and 2024, the company’s operations are primarily funded by the Company’s CEO and major shareholder and the minority owners of the Chinese VIEs.

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

Operating Activities

For the year ended December 31, 2025, net cash used in operating activities was $28,440. This was primarily due to the net income of $163,783, adjusted by non-cash related expenses including depreciation of $1,614, and then decreased by unfavorable changes in working capital of $185,953. The unfavorable changes in working capital mainly resulted from an increase in accounts receivable of $372,088, an increase in prepaid expense and other receivables of $93,555, and an increase in inventory of $2,093, offset by an increase in accounts payable and accrued liabilities of $69,726, an increase in deferred revenue of $117,389, an increase in due to related party of $86,243 and an increase in tax payable of $8,425.

For the year ended December 31, 2024, net cash used in operating activities was $89,582. This was primarily due to the net loss of $96,437, adjusted by non-cash related expenses including depreciation of $1,356, and then increase by favorable changes in working capital of $5,499. The favorable changes in working capital mainly resulted from an increase in accounts payable and accrued liabilities of $36,418, an increase in tax payable of $4,281, and an increase in due to related party of $37,609, offset by an increase in accounts receivable of $11,540, an increase in inventory of $44,378, and an increase in prepaid expense and other receivable of $16,891.

Investing Activities

For the year ended December 31, 2025, net cash used in investing activities was payment for deferred renovation of $12,519, and software development cost of $9,236.

We neither generated nor used cash in investing activities during the year ended December 31, 2024.

Financing Activities

For the year ended December 31, 2025 and 2024, net cash provided by financing activities were proceeds from capital contribution received by Chinese VIEs of $19,478 and $130,634 respectively.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have a net income of $157,944 for the year ended December 31, 2025 and incurred net losses of $96,437 for the year ended December 31, 2024, respectively, and have a working capital deficit of $11,622 as of December 31, 2025, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

On May 5, 2024, the Company terminated its relationship with its independent registered public accounting firm, BF Borgers CPA PC (“BF BORGERS”). On May 9, 2024, the Company engaged Olayinka Oyebola& C0, Chartered Accountants (“Olayinka”), as BF Borgers’ replacement. The decision to change independent registered public accounting firms was made with the recommendation and approval of the Company’s Board of Directors.

On February 26, 2025, the board of directors of the Company terminated its relationship with its independent registered public accounting firm, Olayinka, and approved the engagement of Aloba, Awomolo& Partners, Chartered Accountants (“Aloba”) to serve as the Company’s independent registered public accounting firm.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our ICFR based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on management’s evaluation under the framework, management has concluded that our ICFR was not effective as of December 31, 2025.

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

The following table sets forth the names and ages of all directors and executive officers as of the end of the last fiscal year and on the date of this report:

Name	Age	Position	Since
Xudong Li	63	President, CEO, Secretary and Director	Nov. 3, 2020
Zhang Haosong	48	Independent Director	Nov. 3, 2020
Yanli Ma	53	CFO	Dec. 1, 2025
Quanlin Dang	64	Independent Director	Dec. 1, 2025

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

YanLi Ma, has over 25 years of financial management and leadership experience across the petrochemical, catering management, and technology development industries. From July 1999 to April 2015, Ms. Ma served as Financial Manager at Henan Oilfield Nanyang Dazheng Petrochemical Industry Co., Ltd. From April 2015 to March 2021, she was Financial Manager and Financial Director at Zhengzhou Yuxing Catering Management Co., Ltd. From March 2021 to September 2025, Ms. Ma served as Financial Manager at Fengcuiyuan Chang Technology Development Co., Ltd.

Quanlin Dang is a petroleum geology professional with over 30 years of experience in geological logging, field operations and project management within large-scale oilfield environments. From 1999 to 2019, he worked as Project Manager with Sinopec Henen Oilfield at the Nanyang Branch of the Geological Logging Company under the Henan Petroleum Exploration Bureau.

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

The following tables set forth certain information about compensation paid, earned, or accrued for services by the Company’s Chief Executive Officer in the years ended December 31, 2025, 2024, and 2023:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Li Xudong	2025	-	-	-	-	-	-	-	-
CEO
	2024	-	-	-	-	-	-	-

	2023	-	-	-	-	-	-	-

Employment Agreement

We do not have any employment agreements with our officers.

Director’s Compensation

Currently, we do not compensate our directors for attending meetings of the Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2025, the number and percentage of the outstanding shares of common stock, which, according to the information available to us, were beneficially owned by:

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

Name and Address of Beneficial Owner (1)	Number of Common Shares	Percent of Class
Xudong Li, President, CEO, Secretary, and Director	50,000,000	67.0%
Zhang Haosong, Independent Director	-0-	-0-
Yanli Ma, CFO	-0-	-0-
Quanlin Dang, Independent Director	-0-	-0-
All executive officers, beneficial owners, and directors as a group (4)	50,000,000	67.0%

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

Name and Position	Shares Owned	Percent of Class(1)	Voting Percentage (3)
Xudong Li, President, CEO, Secretary, and Director (2)	5,000,000	100%	91%

Zhang Haosong, Director	-	-	-

Yanli Ma, CFO	-0-	-0-	-0-

Quanlin Dang, Independent Director	-0-	-0-	-0-

All Officers and directors as a Group (4 persons)	5,000,000	100%	91%

(1)	Based on 5,000,000 shares of Series A-1 Preferred Stock (“Preferred Stock”) outstanding, which, voting together as a class, have the right to vote 100 shares for each share of Preferred Stock owned of the Company’s voting shares on any and all shareholder matters (the “Majority Voting Rights”). Additionally, as long as at least an aggregate of 1,000,000 shares of Preferred Stock are outstanding, the Company shall not, without the approval of the holders of at least a majority of the then outstanding shares of Preferred Stock, alter or change the provisions of the Certificate of Incorporation so as to adversely affect the voting powers, preferences or special rights of the Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Preferred Stock. Other than the Majority Voting Rights.

(2)	The address of the officers and directors of the Company is set forth above under the first table of this section.

Item 13	Certain Relationships And Related Transactions, And Director Independence.

During the year ended December 31, 2025, the Company’s current majority shareholder advanced $86,244 to the Company as working capital. As of December 31, 2025 and 2023, the Company owed its current majority shareholder of $338,131 including $64,103 for acquisition of Hongyuan HK, and $251,887, respectively. The advances are non-interest bearing and are due on demand.

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

On February 26, 2025, the board of directors of Hong Yuan Holding Group (the “Company”) terminated its relationship with its independent registered public accounting firm, Olayinka Oyebola& Co (“Olayinka”). Olayinka was only retained by the Company for less than a year, and no reports were filed with the SEC. During the period that Olayinka was the Company’s auditor through February 26, 2025, there were no disagreements with Olayinka on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Olayinka, would have caused Olayinka to refer to the matter in its reports on the Company’s financial statements for such periods.

On February 26, 2025, the Company, based on the decision of its board of directors, approved the engagement of Aloba, Awomolo& Partners, Chartered Accountants (“Aloba”) to serve as the Company’s independent registered public accounting firm, commencing February 26, 2025. Aloba is a member of the Public Company Accounting Oversight Board (PCAOB) in the United States.

The following is a summary of the fees billed to us for professional services rendered by our registered independent public accountants for the fiscal years ended December 31, 2025, and 2024:

	Fiscal year ended December 31,
	2025	2024

Audit Fees	$29,450	$21,520
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$29,450	$21,520

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

Years Ended December 31, 2025, and 2024

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

Date: May 8, 2026	By:	/s/ Li Xudong
Li Xudong
Chief Executive Officer (Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 8, 2026

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

Tel: 08055439586, 08034725835

Email: audits@alobaawomolo.org; alobaawomolopartners@gmail.com; website: www.alobaawomolo.org

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hong Yuan Holding Group

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Hong Yuan Holding Group (the Group) as of December 31, 2025, and the related statements of income, stockholders’ equity, and cash flows for the period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Group as of December 31, 2025, and the results of its operations and its cash flows for the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Group’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. For the year ended December 31, 2025, the Group generated revenue; however, it incurred a net loss, reported negative operating cash flows, and had a working capital deficit as of year-end. These conditions raise substantial doubt about the Group’s ability to meet its obligations as they fall due within one year after the financial statements are issued. Management’s plans to address these conditions, including raising additional funding and improving operating performance, are disclosed in the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Aloba, Awomolo& Partners – PCAOB ID #7275

We have served as the Group’s auditor since 2025.

Ibadan, Nigeria

May 7, 2026

HONG YUAN HOLDING GROUP

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024

ASSETS
Current Assets
Cash and cash equivalents	$16,747	$38,527
Cash and cash equivalents under discontinued operations	-	7,764
Accounts receivable, net	404,048	-
Inventory	34,286	30,786
Prepaid expense and other receivable	124,966	27,601
Current assets under discontinued operations	-	24,338
Total Current Assets	580,047	129,016

Property and equipment, net of accumulated	209	557
Intangible assets, net of accumulated	9,492	-
Deferred expenses	11,580	-
Right of use assets	9,987	93,091

TOTAL ASSETS	$611,315	$222,664

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$111,698	$36,617
Operating lease liabilities - Current	9,987	73,967
Deferred revenue	120,652	-
Tax payable	11,201	4,228
Due to related party	338,131	251,887
Current liabilities under discontinued operations	-	5,643
Total Current Liabilities	591,669	372,342

Operating lease liabilities - Noncurrent	-	19,124

TOTAL LIABILITIES	591,669	391,466

Commitments and contingencies	-	-

Stockholders’ Deficit
Series A-1 Preferred stock: 5,000,000 shares authorized; $0.001 par value 5,000,000 issued and outstanding at December 31, 2025 and 2024	5,000	5,000
Common stock: 2,000,000,000 shares authorized; $0.001 par value 74,640,766 shares issued and outstanding at December 31, 2025 and 2024	74,641	74,641
Additional Paid-in Capital	97,471,393	97,471,393
Statutory surplus reserve	24,008	314
Accumulated other comprehensive income	14,865	1,478
Accumulated deficit	(97,652,645)	(97,784,280)
Total Hong Yuan Holding Group Stockholders’ Deficit	(62,738)	(231,454)
Non-controlling interests	82,384	62,652
Total stockholders’ deficit	19,646	(168,802)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$611,315	$222,664

The accompanying notes are an integral part of these consolidated financial statements.

HONG YUAN HOLDING GROUP

Consolidated Statements of Operations

	Year Ended
	December 31,
	2025	2024

Revenue	$837,753	$245,572
Cost of revenue	298,108	152,675
Gross Profit	539,645	92,897

Operating Expenses
Selling and marketing	45,714	-
General and administrative	236,116	152,343
Professional fees	81,337	36,855
Total Operating Expenses	363,167	189,198

Operating income (loss) from continuing operations	176,478	(96,301)

Other Income and Expense
Interest income	11	18
Other income	200	153
Total other income	211	171

Net Income before taxes	176,689	(96,130)

Provision for income taxes	12,905	307

Income (loss) from continuing operations	163,784	(96,437)

Discontinued operations
Loss from discontinued operation	(3,026)	-
Loss on deconsolidation of the discontinued operations	(2,814)	-
Loss from discontinued operations, net of tax benefits	(5,840)	-

Net Income (loss)	$157,944	$(96,437)
Net income (loss) attributable to non-controlling interests	2,615	2,407
Net income (loss) attributable to Hong Yuan Holding Group	155,329	(98,844)

Other comprehensive income (loss)	13,387	(242)

Comprehensive Income (loss)	$168,716	$(99,086)

Basic and dilutive net income (loss) per common share	$0.00	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	74,640,766	74,640,766

The accompanying notes are an integral part of these consolidated financial statements.

HONG YUAN HOLDING GROUP

Consolidated Statements of Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional	Statutory	Accumulated Other		Non-	Total
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	surplus reserve	Comprehensive Income (Loss)	Accumulated Deficit	controlling Interests	Stockholders’ Deficit

Balance - December 31, 2023	5,000,000	$5,000	74,640,766	$74,641	$97,466,278	$-	$1,720	$(97,685,122)	$-	$(137,483)
Acquisition of subsidiary under common control	-	-	-	-	(64,103)	-	-	-	-	(64,103)
Consolidation of VIE with non-controlling interests	-	-	-	-	69,218	-	-	-	60,211	129,429
Net loss	-	-	-	-	-	314	-	(99,158)	2,407	(96,437)
Accumulated other comprehensive income	-	-	-	-	-	-	(242)	-	34	(208)
Balance - December 31, 2024	5,000,000	$5,000	74,640,766	$74,641	$97,471,393	$314	$1,478	$(97,784,280)	$62,652	$(168,802)

							Accumulated
	Preferred Stock		Common Stock		Additional	Statutory	Other		Non-	Total
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	surplus reserve	Comprehensive Income (Loss)	Accumulated Deficit	controlling Interests	Stockholders’ Deficit

Balance - December 31, 2024	5,000,000	$5,000	74,640,766	$74,641	$97,471,393	$314	$1,478	$(97,784,280)	$62,652	$(168,802)
Deconsolidation of the discontinued operations	-	-	-	-	-	23,694	-	(23,694)	-	-
Net loss	-	-	-	-	-	-	-	155,329	2,615	157,944
Accumulated other comprehensive income	-	-	-	-	-	-	13,387	-	17,117	30,504
Balance - December 31, 2025	5,000,000	$5,000	74,640,766	$74,641	$97,471,393	$24,008	$14,865	$(97,652,645)	$82,384	$19,646

The accompanying notes are an integral part of these consolidated financial statements.

HONG YUAN HOLDING GROUP

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$163,783	$(96,437)
Net (loss) from discontinued operations	(5,839)	-
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,614	1,356
Lease expense	39,068	58,535
Changes in operating assets and liabilities:
Accounts receivable	(372,088)	(11,540)
Inventory	(2,093)	(44,378)
Prepaid expense and other receivable	(93,555)	(16,891)
Accounts payable and accrued liabilities	69,726	36,418
Deferred revenue	117,389	-
Operating lease payment	(39,068)	(58,535)
Tax payable	8,425	4,281
Due to related party	86,243	37,609
Net Cash Provided by Operating Activities from Continuing Operations	(26,395)	(89,582)
Net Cash Used in Operating Activities from Discontinued Operations	(2,045)	-
Net Cash (Used in) Operating Activities	(28,440)	(89,582)

CASH FLOWS FROM INVESTING ACTIVITIES
Deferred renovation expenses	(12,519)	-
Development cost of intangible assets	(9,236)	-
Net Cash (Used in) Investing Activities	(21,755)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contribution	5,565	130,634
Capital contribution from non-controlling interests	13,913	-
Net Cash Provided by Financing Activities	19,478	130,634

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	1,173	(744)

Net change in cash and cash equivalents	(29,544)	40,308
Cash and cash equivalents, beginning of period	46,291	5,983
Cash and cash equivalents, end of period	$16,747	$46,291

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$6,301	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Right of use asset and related liability	$(47,264)	$148,401
Acquisitions of subsidiary under common control	$-	$64,103

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2025 and 2024, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of December 31, 2025 and 2024.

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

Note 4 - Property and Equipment

Property and equipment consist of:

	December 31,	December 31,
	2025	2024

Office Equipment	$4,186	$4,011
Total	4,186	4,011
Less: accumulated depreciation	(3,977)	(3,454)

Property and equipment, net	$209	$557

Note 5 – Intangible assets

Intangible assets include development costs incurred relating to internal-use software.

Note 6 – Leases

On April 10, 2024, Fengcuiyuan entered into an operating lease agreement to rent an office. The lease has an original term of 2 years expiring April 24, 2026.

Balance sheet information related to the Company’s leases is presented below:

December 31 2025
Operating Leases
Operating lease right-of-use assets	$9,987

Operating lease liabilities - current	9,987
Operating lease liability – non-current	-
Total operating lease liabilities	$9,987

The following provides details of the Company’s lease expenses:

	Year Ended December 31,
	2025	2024
Operating lease expense	$39,068	$-

Other information related to leases is presented below:

Year Ended
December 31, 2025
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$39,068

Weighted Average Remaining Lease Term:
Operating leases	0.32 years

Weighted Average Discount Rate:
Operating leases	5.6%

Maturities of lease liabilities were as follows:

For the 12 months ending December 31:
2026	10,038
Total lease payments	10,038
Less: imputed interest	(51)
Total lease liabilities	9,987
Less: current portion	(9,987)
Lease liabilities – non-current portion	$-

Note 7 – Related party transaction

During the year ended December 31, 2025, the Company’s current majority shareholder advanced $86,244 to the Company as working capital. As of December 31, 2025 and 2024, the Company owed its current majority shareholder of $338,131 and $251,887, respectively, including $64,103 for acquisition of Hongyuan HK. The advances are non-interest bearing and are due on demand.

Note 8 – Common stock

At December 31, 2025, the Company is authorized to issue 2,000,000,000 shares of $0.001 par value common stock.

As of December 31, 2025, a total of 74,640,766 shares of common stock with par value $0.001 remain outstanding.

Note 9 – Preferred stock

As of December 31, 2025, a total of 5,000,000 shares of Series A-1 preferred stock with par value $0.001 remain outstanding.

Note 10 – Income Taxes

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

As of December 31, 2025, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

The provision for income taxes consists of the following:

	Year Ended December 31,
	2025	2024
Current:
USA	$-	$-
China	12,905	307

Deferred:
USA	-	-
China	-	-

Provision for income taxes	$12,905	$307

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes for the years ended December 31, 2025 and 2024 as follows:

	Year Ended December 31,
	2025	2024

Income tax benefit at federal statutory rate (21%)	$37,105	$(20,187)
Difference in foreign income tax rates	(41,948)	12,307
Change in valuation allowance	17,748	8,187
Provision for income taxes	$12,905	$307

The components of deferred taxes consist of the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

Net operating loss carryforwards	$20,483,488	$20,465,740
Less: valuation allowance	(20,483,488)	(20,465,740)
Net deferred tax assets	$-	$-

Uncertain Tax Positions

Interest associated with unrecognized tax benefits is classified as income tax, and penalties are classified as selling, general, and administrative expenses in the statements of operations. As of December 31, 2024, and 2025, the Company had no unrecognized tax benefits and related interest and penalty expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

Note 11 – Discontinued operations

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

Note 12 – Subsequent Event

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

