Form 10-Q
period 2026-03-31
HONG YUAN HOLDING GROUP
filed 2026-06-22
CIK 1324759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of June 12, 2026 was 74,640,766.

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

Item 1. Financial Statements

HONG YUAN HOLDING GROUP

Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$6,444	$16,747
Accounts receivable, net	388,525	404,048
Inventory	27,964	34,286
Prepaid expense and other receivable	122,539	124,966
Total Current Assets	545,472	580,047

Property and equipment, net of accumulated	212	209
Intangible assets, net of accumulated amortization	15,797	9,492
Deferred expenses	10,573	11,580
Right of use assets	5,872	9,987

TOTAL ASSETS	$577,926	$611,315

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$203,361	$111,698
Operating lease liabilities - Current	2,103	9,987
Deferred revenue	87,450	120,652
Tax payable	588	11,201
Due to related party	352,258	338,131
Total Current Liabilities	645,760	591,669

Operating lease liabilities - Noncurrent	2,223	-

TOTAL LIABILITIES	647,983	591,669

Commitments and contingencies	-	-

Stockholders’ Deficit
Series A-1 Preferred stock: 5,000,000 shares authorized; $0.001 par value
5,000,000 issued and outstanding at March 31, 2026, and December 31, 2025	5,000	5,000
Common stock: 2,000,000,000 shares authorized; $0.001 par value
74,640,766 shares issued and outstanding at March 31, 2026, and December 31, 2025	74,641	74,641
Additional Paid-in Capital	97,471,393	97,471,393
Statutory surplus reserve	24,008	24,008
Accumulated other comprehensive income	18,502	14,865
Accumulated deficit	(97,745,991)	(97,652,645)
Total Hong Yuan Holding Group Stockholders’ Deficit	(152,447)	(62,738)
Non-controlling interests	82,390	82,384
Total stockholders’ deficit	(70,057)	19,646
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$577,926	$611,315

The accompanying notes are an integral part of these consolidated financial statements.

HONG YUAN HOLDING GROUP

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025

Revenue	$43,697	$184,492
Cost of revenue	21,712	71,780
Gross Profit	21,985	112,712

Operating Expenses
Selling and marketing	16,968	173
General and administrative	67,235	45,019
Professional fees	32,349	24,390
Total Operating Expenses	116,552	69,582

Operating loss from continuing operations	(94,567)	43,130

Other Income and Expense
Interest income	1	4
Other income	95	(4)
Total other income	96	-

Net (loss) income before taxes	(94,471)	43,130

Provision for income taxes	-	2,783

(Loss) income from continuing operations	(94,471)	40,347

Discontinued operations
Loss from discontinued operation	-	(2,990)
Loss from discontinued operations, net of tax benefits	-	(2,990)

Net (loss) income before non-controlling interests	$(94,471)	$37,357
Net loss attributable to non-controlling interests	(1,125)	(143)
Net (loss) income attributable to Hong Yuan Holding Group	(93,346)	37,500

Other comprehensive income	3,637	251

Comprehensive (Loss) Income	$(89,709)	$37,751

Basic and dilutive net income (loss) per common share	$(0.0013)	$0.0005

Weighted average number of common shares outstanding - basic and diluted	74,640,766	74,640,766

The accompanying notes are an integral part of these consolidated financial statements.

HONG YUAN HOLDING GROUP

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

							Accumulated
	Preferred Stock		Common Stock		Additional	Statutory	Other		Non-	Total
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	surplus reserve	Comprehensive Income (Loss)	Accumulated Deficit	controlling Interests	Stockholders’ Deficit

Balance - December 31, 2024	5,000,000	$5,000	74,640,766	$74,641	$97,471,393	$314	$1,478	$(97,784,280)	$62,652	$(168,802)
Net income	-	-	-	-	-	-	-	37,500	(143)	37,357
Accumulated other comprehensive income	-	-	-	-	-	-	251	-	368	619
Balance - March 31, 2025	5,000,000	$5,000	74,640,766	$74,641	$97,471,393	$314	$1,729	$(97,746,780)	$62,877	$(130,826)

							Accumulated
	Preferred Stock		Common Stock		Additional	Statutory	Other		Non-	Total
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	surplus reserve	Comprehensive Income (Loss)	Accumulated Deficit	controlling Interests	Stockholders’ Deficit

Balance - December 31, 2025	5,000,000	$5,000	74,640,766	$74,641	$97,471,393	$24,008	$14,865	$(97,652,645)	$82,384	$19,646
Net loss	-	-	-	-	-	-	-	(93,346)	(1,125)	(94,471)
Accumulated other comprehensive income	-	-	-	-	-	-	3,637	-	1,131	4,768
Balance - March 31, 2026	5,000,000	$5,000	74,640,766	$74,641	$97,471,393	$24,008	$18,502	$(97,745,991)	$82,390	$(70,057)

The accompanying notes are an integral part of these consolidated financial statements.

HONG YUAN HOLDING GROUP

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(94,471)	$40,347
Net (loss) from discontinued operations	-	(2,990)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,088	335
Lease expense	10,876	9,652
Changes in operating assets and liabilities:
Accounts receivable	21,021	(36,483)
Inventory	6,771	(17,690)
Prepaid expense and other receivable	4,135	(37,912)
Accounts payable and accrued liabilities	89,925	40,720
Deferred revenue	(34,746)	-
Operating lease payment	(12,343)	(9,652)
Tax payable	(10,803)	-
Due to related party	14,127	2,461
Net Cash (Used in) Operating Activities from Continuing Operations	(3,420)	(11,212)
Net Cash (Used in) Operating Activities from Discontinued Operations	-	(2,022)
Net Cash (Used in) Operating Activities	(3,420)	(13,234)

CASH FLOWS FROM INVESTING ACTIVITIES
Intangible assets	(7,079)	-
Net Cash (Used in) Investing Activities	(7,079)	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	196	243

Net change in cash and cash equivalents	(10,303)	(12,991)
Cash and cash equivalents, beginning of period	16,747	46,291
Cash and cash equivalents, end of period	$6,444	$33,300

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$2,713	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Right of use asset and related liability	$6,564	$46,710

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted income and loss per share is the same as the basic income and loss per share for the three months ended March 31, 2026 and 2025, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of March 31, 2026 and December 31, 2025.

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

Note 4 - Property and equipment

Property and equipment consist of:

	March 31,	December 31,
	2026	2025

Office Equipment	$4,244	$4,186
Total	4,244	4,186
Less: accumulated depreciation	(4,032)	(3,977)

Property and equipment, net	$212	$209

Note 5 – Intangible assets

Intangible assets consist of:

	March 31,	December 31,
	2026	2025

Software	$16,727	$9,492
Less: Accumulated amortization	930	-

Intangible assets, net	$15,797	$9,492

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

On December 18, 2025, Rongcheng entered into an operating lease agreement to rent a storefront. The lease has an original term of 3 years expiring December 17, 2028.

Balance sheet information related to the Company’s leases is presented below:

March 31, 2026
Operating Leases
Operating lease right-of-use assets	$5,872

Operating lease liabilities - current	2,103
Operating lease liability – non-current	2,223
Total operating lease liabilities	$4,326

The following provides details of the Company’s lease expenses:

	Three Months Ended March 31,
	2026	2025
Operating lease expense	$10,876	$9,652

Other information related to leases is presented below:

Three Months Ended
March 31, 2026
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$12,343

Weighted Average Remaining Lease Term:
Operating leases	2.72 years

Weighted Average Discount Rate:
Operating leases	5.6%

Maturities of lease liabilities were as follows:

For the 12 months ending December 31:
2026 (9 months remaining)	$2,320
2027	2,320
Total lease payments	4,640
Less: imputed interest	(314)
Total lease liabilities	4,326
Less: current portion	(2,103)
Lease liabilities – non-current portion	$2,223

Note 7 – Related party transaction

During the three months ended March 31, 2026, the Company’s current majority shareholder advanced $14,127 to the Company as working capital. As of March 31, 2026 and December 31, 2025, the Company owed its current majority shareholder of $352,258 and $338,131, respectively, including $64,103 for acquisition of Hongyuan HK. The advances are non-interest bearing and are due on demand.

Note 8 – Common stock

At March 31, 2026, the Company is authorized to issue 2,000,000,000 shares of $0.001 par value common stock.

As of March 31, 2026, a total of 74,640,766 shares of common stock with par value $0.001 remain outstanding.

Note 9 – Preferred stock

As of March 31, 2026, a total of 5,000,000 shares of Series A-1 preferred stock with par value $0.001 remain outstanding.

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

As of March 31, 2026, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the three months ended March 31, 2026 and 2025, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

We have not yet generated sustained profits from our prior operations. Our independent accountants have expressed a “going concern” opinion. As of March 31, 2026, we had an accumulated deficit of $97,745,991 and a net working capital deficit of $100,288.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. The Company has no allowance for doubtful accounts as of March 31, 2026 and December 31, 2025, respectively.

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

Results of Operations for the Three Months Ended March 31, 2026 compared to the Three Months Ended March 31, 2025

Revenue was $43,697 in the three months ended March 31, 2026 compared to $184,492 in the same period last year. The decrease in revenue was mainly because the decline in Chinese VIEs revenue.

Cost of goods sold was $21,712 in the three months ended March 31, 2026 compared to $71,780 in the same period last year due to the decrease in revenue.

Operating expenses were $116,552 in the three months ended March 31, 2026 compared to $69,582 in the same period last year, an increase of $46,970 or 40.3%. The increase was mainly due to the increase in professional fees, general and administrative expenses and selling and marketing expenses. The increase in general and administrative expenses in the first quarter of 2026 was mainly due to the increase in personnel expense, and license and regulatory fee related to maintaining the public company, partly offset by the decrease in rent, and office expense.

During the three months ended March 31, 2026, the Company had a net loss of $94,567, compared to a net income of $43,130 in the same period last year, a decrease of $137,697. The decrease in net income in the first quarter of 2026 was primarily due to the decrease in gross profit as a result of the decline in Chinese VIEs revenue and higher operating expenses.

Liquidity and Capital Resources

As of March 31, 2026 and December 31, 2025, we had a cash balance of $6,444 and $16,747 respectively. During the three months ended March 31, 2026 and 2025, the company’s operations are primarily funded by the Company’s CEO and major shareholder and the minority owners of the Chinese VIEs.

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

Operating Activities

For the three months ended March 31, 2026, net cash used in operating activities was $3,420. This was primarily due to the net loss of $94,471, adjusted by non-cash related expenses of $2,088 which consisted primarily of depreciation and amortization expenses, and then decreased by favorable changes in working capital of $88,963. The favorable changes in working capital mainly resulted from an increase in accounts payable and accrued liabilities of $ 89,925, an increase in due to related party of $14,127, a decrease in accounts receivable of $21,021, and an decrease in inventory of $6,771, partly offset by a decrease in deferred revenue of $34,746, and a decrease in tax payable of $10,803.

For the three months ended March 31, 2025, net cash used in operating activities was $13,234. This was primarily due to the net income of $37,357, adjusted by non-cash related expenses including depreciation of $335, and then decreased by unfavorable changes in working capital of $48,905. The unfavorable changes in working capital mainly resulted from an increase in accounts receivable of $36,483, an increase in inventory of $17,690, and an increase in prepaid expense and other receivable of $37,912, offset by an increase in accounts payable and accrued liabilities of $40,720, and an increase in due to related party of $2,461.

Investing Activities

For the three months ended March 31, 2026, net cash used in investing activities was developing spending of $7,079 on software.

We neither generated nor used cash in investing activities during the three months ended March 31, 2025.

Financing Activities

We neither generated nor used cash in financing activities during the three months ended March 31, 2026 and 2025.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had a net loss of $94,471 for the three months ended March 31, 2026 and a net income of $37,357 for the three months ended March 31, 2025, and had a working capital deficit of $100,288 as of March 31, 2026, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the period ended March 31, 2026 that have materially affected or are reasonably likely to materially affect our internal controls.

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

HONG YUAN HOLDING GROUP

Dated: June 19, 2026	By:	/s/ Li Xudong
Li Xudong
CEO and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)

