Form 10-K/A
period 2025-12-31
HONG YUAN HOLDING GROUP
filed 2026-09-14
CIK 1324759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

HONG YUAN HOLDING GROUP

EXPLANATORY NOTE

Hong Yuan Holding Group (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission on May 8, 2026.

ITEMS AMENDED IN THIS FILING

This Amendment is being filed solely to include Risks Related to Doing Business Based in China and Hong Kong. In response to an SEC comment letter dated August 27, 2026, we have included a special section regarding doing business in China.

Except as described above, this Amendment does not modify or update any other disclosures in the original Form 10-K.

In this annual report, the words “we,” “us,” “our,” and the “Company” refer to Hong Yuan Holding Group.

FORWARD-LOOKING STATEMENTS

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

Risks Associated with Being Based in or Having the Majority of Our Operations in Mainland China

We are exposed to legal and operational risks associated with our operations in the Chinese Mainland. The Chinese Mainland government has significant authority to exert influence on the ability of a company with operations in the Chinese Mainland, including us, to conduct its business. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Changes in Chinese laws and regulations, including those relating to taxation, data and information, antitrust, finance, environmental regulations, land use rights, property, and other matters, may harm our ability to operate in the Chinese Mainland. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditure and efforts on our part to ensure our compliance with such regulations or interpretations.

The Chinese Mainland government may, at any time, exert substantial intervention and influence over the manner of our operations. Recently, the Chinese Mainland government initiated a series of regulatory actions and statements to regulate business operations in Chinese Mainland with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over Chinese Mainland-based companies listed overseas, adopting new measures to extend the scope of cybersecurity reviews and new laws and regulations related to data security, and expanding the efforts in anti-monopoly enforcement.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of personal information and important data worldwide is rapidly evolving in the Chinese Mainland and is likely to remain uncertain for the foreseeable future. Regulatory authorities in Chinese Mainland have implemented and are considering a number of legislative and regulatory proposals concerning data protection. For example, the PRC Cybersecurity Law, which became effective in June 2017, established China’s first national-level data protection for “network operators,” which may include all organizations in China that connect to or provide services over the internet or other information networks. The PRC Data Security Law, which was promulgated by the Standing Committee of the PRC National People’s Congress, or the SCNPC, on June 10, 2021, and became effective on September 1, 2021, outlines the main system framework of data security protection.

In November 2021, the CAC released the Regulations on Network Data Security (draft for public comments) and accepted public comments until December 13, 2021. The draft Regulations on Network Data Security provide more detailed guidance on implementing the general legal requirements under laws such as the Cybersecurity Law, Data Security Law, and the Personal Information Protection Law. The draft Regulations on Network Data Security follow the principle that the state will regulate based on a data classification and multi-level protection scheme, under which data is largely classified into three categories: general data, important data, and core data. Under current cybersecurity laws in Mainland China, critical information infrastructure operators that intend to purchase internet products and services that may affect national security must undergo cybersecurity review. On July 30, 2021, the State Council of the PRC promulgated the Regulations on the Protection of the Security of Critical Information Infrastructure, which took effect on September 1, 2021. The regulations require, among other things, that certain competent authorities identify critical information infrastructures. If any critical information infrastructure is identified, they shall promptly notify the relevant operators and the Ministry of Public Security.

Based on the foregoing, we do not expect that, as of the date of this Annual Report, applicable Chinese Mainland cybersecurity laws would have a material adverse impact on our business. However, any failure or perceived failure to comply with all applicable laws and regulations may result in legal proceedings or regulatory actions against us, and could have an adverse effect on our business and results of operations, and we cannot assure you that the operators from the CAC or other relevant governmental authority will not introduce additional requirements or policies which may require significant changes in the way we operate our business.

On September 1, 2021, the PRC Data Security Law became effective, which imposes data security and privacy obligations on entities and individuals conducting data-related activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, as well as the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, or illegally acquired or used. As of the date of this Annual Report, we have not been involved in any investigations into data security compliance under the PRC Data Security Law, and we have not received any inquiry, notice, warning, or sanctions in such respect. Based on the foregoing, we do not expect that, as of the date of this Annual Report, the PRC Data Security Law would have a material adverse impact on our business.

On July 7, 2022, the CAC published the Outbound Data Transfer Security Assessment Measures that took effect on September 1, 2022, and outline the potential security assessment process for outbound data transfer. Under the Outbound Data Transfer Security Assessment Measures, data processors that provide important data and personal information outbound that are collected or produced through operations within the territory of the Chinese Mainland, where a security assessment shall be conducted according to the law, shall apply to the provisions of these Measures. Under the Outbound Data Transfer Security Assessment Measures, data processors providing outbound data shall apply for outbound data transfer security assessment with the CAC in any of the following circumstances: (i) where a data processor provides important data abroad; (ii) where a critical information infrastructure operator or a data processor processing the personal information of more than one million individuals provides personal information abroad; (iii) where a data processor has provided personal information of 100,000 individuals or sensitive personal information of 10,000 individuals in total abroad since January 1 of the previous year; and (iv) other circumstances prescribed by the CAC for which declaration for security assessment for outbound data transfers is required. The Outbound Data Transfer Security Assessment Measures also provide procedures for security assessment and submissions, key factors to consider when conducting the assessment, and the legal liabilities of a data processor for failing to apply for assessment.

On July 6, 2021, the relevant Chinese Mainland governmental authorities published the Opinions on Strictly Cracking Down Illegal Securities Activities in Accordance with the Law. These opinions require the relevant regulators to coordinate and accelerate amendments of legislation on confidentiality and archive management related to overseas issuance and listing of securities, and to improve the legislation on data security, cross-border data flow and management of confidential information. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by Chinese Mainland-based companies and proposed to take effective measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by Chinese Mainland-based overseas-listed companies. As these opinions were recently issued, official guidance and related implementation rules have not yet been issued, and their interpretation remains unclear at this stage. As of the date of this Annual Report, we have not received any inquiry, notice, warning, or sanctions from the CSRC or any other Chinese Mainland government authorities. Based on the foregoing and the currently effective Chinese Mainland laws, we are of the view that, as of the date of this Annual Report, these opinions do not have a material adverse impact on our business.

On February 24, 2023, the CSRC, Ministry of Finance of the Chinese Mainland, National Administration of State Secrets Protection and National Archives Administration of Chinese Mainland promulgated the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (the “Archives Rules”), which took effect on March 31, 2023. Pursuant to the Archives Rules, Chinese Mainland domestic companies that seek overseas offering and listing shall strictly abide by applicable laws and regulations of the Chinese Mainland and the Archives Rules, enhance legal awareness of keeping state secrets and strengthening archives administration, institute a sound confidentiality and archives administration system, and take necessary measures to fulfill confidentiality and archives administration obligations. Such domestic companies shall not leak any state secrets and working secrets of government agencies, or harm national security and public interest. As there are still uncertainties regarding these new laws and regulations as well as the amendment, interpretation and implementation of the existing laws and regulations related to cybersecurity and data protection, we cannot assure you that we will be able to comply with these laws and regulations in all respects. The regulatory authorities may deem our activities or services non-compliant and therefore require us to suspend or terminate its business. We may also be subject to fines, legal compliance sanctions and other adverse consequences, and may not be able to become compliant with relevant laws and regulations in a timely manner, or at all. These may materially and adversely affect its business, financial condition, results of operations and reputation.

As such, our business segments may be subject to various government and regulatory interference in the provinces in which they operate. We could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. We may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply.

Risks Associated with the Holding Foreign Companies Accountable Act

The Holding Foreign Companies Accountable Act (the “HFCA Act”), was signed into law on December 18, 2020, and amended pursuant to the Consolidated Appropriations Act, 2023 on December 29, 2022. Under the HFCA Act and the rules issued by the SEC and the PCAOB thereunder, if we have retained a registered public accounting firm to issue an audit report where the registered public accounting firm has a branch or office that is located in a foreign jurisdiction and the PCAOB has determined that it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction, the SEC will identify us as a “covered issuer”, or SEC-identified issuer, shortly after we file with the SEC a report required under the Securities Exchange Act of 1934 (the “Exchange Act”) (such as our Annual Report on Form 10-K) that includes an audit report issued by such accounting firm; and if we were to be identified as an SEC-identified issuer for two consecutive years, the SEC would prohibit our securities (including our securities) from being traded on a national securities exchange or in the over-the-counter trading market in the United States.

On December 16, 2021, the PCAOB issued a report notifying the SEC that it was unable to inspect or investigate certain registered public accounting firms headquartered in Mainland China and Hong Kong, and our auditor was subject to that determination. The PCAOB’s inability to inspect auditors in China in the past has made it more difficult to evaluate the effectiveness of our independent registered public accounting firm’s audit procedures or quality control procedures compared with auditors outside China that are subject to PCAOB inspections. On August 26, 2022, the PCAOB signed an agreement with the China Securities Regulatory Commission and the Ministry of Finance of the People’s Republic of China, allowing the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong completely, consistent with U.S. law. After the execution of the agreement, the PCAOB had access to inspect or investigate the registered public accounting firms in mainland China and Hong Kong, and therefore, on December 15, 2022, the PCAOB removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate registered public accounting firms completely.

Each year, the PCAOB determines whether it can fully inspect and investigate audit firms in Mainland China and Hong Kong, among other jurisdictions. If the PCAOB determines in the future that it no longer has full access to inspect and investigate audit firms in Mainland China and Hong Kong again, and we use an accounting firm headquartered in one of these jurisdictions to issue an audit report on our financial statements filed with the Securities and Exchange Commission, we would be identified as an SEC-identified issuer following the filing of the Annual Report on Form 10-K for the relevant fiscal year. In accordance with the HFCA Act, our securities would be prohibited from being traded on a national securities exchange or in the over-the-counter trading market in the United States if we are identified as an SEC-identified issuer for two consecutive years in the future. If our securities are prohibited from trading in the United States, there is no certainty that we will be able to list on a non-U.S. exchange or that a market for our shares will develop outside of the United States. A prohibition of being able to trade in the United States would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of our securities. Also, such a prohibition would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would materially adversely affect our business, financial condition, and prospects.

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

Date: September 14, 2026	By:	/s/ Li Xudong
Li Xudong
Chief Executive Officer (Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 14, 2026

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

