Form 10-Q
period 2026-06-30
HONG YUAN HOLDING GROUP
filed 2026-09-18
CIK 1324759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of June 30, 2026 was 74,640,766.

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

Item 1. Financial Statements

HONG YUAN HOLDING GROUP

Condensed Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,365	$16,747
Accounts receivable, net	395,693	404,048
Inventory	37,934	34,286
Prepaid expense and other receivable	155,922	124,966

Total Current Assets	602,914	580,047

NONCURRENT ASSETS
Property and equipment, net	216	209
Intangible assets, net	14,643	9,492
Deferred expense	9,562	11,580
Right of use asset, net	5,443	9,987

Total Noncurrent Assets	29,864	31,268

TOTAL ASSETS	$632,778	$611,315

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$329,054	$111,698
Operating lease liabilities - current	2,168	9,987
Deferred revenue	91,403	120,652
Tax payable	2,113	11,201
Due to related party	352,258	338,131

Total Current Liabilities	776,996	591,669

NONCURRENT LIABILITIES
Operating lease liabilities - noncurrent	2,292	-

Total Noncurrent Liabilities	2,292	-

TOTAL LIABILITIES	779,288	591,669

STOCKHOLDER’S EQUITY (DEFICIT)
Series A-1 Preferred stock: 5,000,000 shares authorized; $0.001 par value, 5,000,000 issued and outstanding at June 30, 2026, and December 31, 2025	5,000	5,000
Common stock: 2,000,000,000 shares authorized; $0.001 par value, 74,640,766 shares issued and outstanding at June 30, 2026, and December 31, 2025	74,641	74,641
Additional Paid-in Capital	97,485,977	97,471,393
Statutory surplus reserve	24,008	24,008
Accumulated other comprehensive income	21,915	14,865
Accumulated deficit	(97,840,395)	(97,652,645)

Total Hong Yuan Group Stockholders’ Deficit	(228,854)	(62,738)

Noncontrolling interest	82,344	82,384

Total Equity (Deficit)	(146,510)	19,646

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$632,778	$611,315

The accompanying notes are an integral part of these consolidated financial statements.

HONG YUAN HOLDING GROUP

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue	$32,161	$112,812	$75,858	$353,877

Cost of revenue	10,695	17,252	32,407	141,599

Gross Profit	21,466	95,560	43,451	212,278

Operating Expenses
Selling and marketing	28,298	3,861	45,266	4,034
General and administrative	82,346	46,799	149,581	98,816
Professional fees	6,295	7,016	38,644	31,406

Total operating expenses	116,939	57,676	233,491	134,256

Income (loss) from operations	(95,473)	37,884	(190,040)	78,022

Non-operating income (expenses)
Interest income (expense)	2	-	3	6
Other income (expense)	(343)	18	(248)	14

Non-operating income (expenses), net	(341)	18	(245)	20

Income (loss) before taxes	(95,814)	37,902	(190,285)	78,042

Provision for income taxes	-	2,436	-	5,219

Income (loss) from continuing operations	(95,814)	35,466	(190,285)	72,823

Discontinued operations
Loss from discontinued operation	-	(2,999)	-	(2,999)
Loss on deconsolidation of the discontinued operations	-	(2,788)	-	(2,788)
Loss from discontinued operations, net of tax	-	(5,787)	-	(5,787)

Net Income (loss)	$(95,814)	$29,679	$(190,285)	$67,036

Less: loss attributable to noncontrolling interest	(1,410)	(363)	(2,535)	(506)

Net income (loss) to the Company	(94,404)	30,042	(187,750)	67,542

Other comprehensive income	3,412	1,290	7,049	1,541

Comprehensive Income (loss)	$(90,992)	$31,332	$(180,701)	$69,083

Basic and dilutive net income (loss) per common share	$(0.0012)	$0.0004	$(0.0024)	$0.0009

Weighted average number of common shares outstanding - basic and diluted	74,640,766	74,640,766	74,640,766	74,640,766

The accompanying notes are an integral part of these consolidated financial statements.

HONG YUAN HOLDING GROUP

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

							Accumulated
	Preferred Stock		Common Stock		Additional	Statutory	Other			Total
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	surplus reserve	Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Stockholders’ Deficit

Balance - December 31, 2025	5,000,000	$5,000	74,640,766	$74,641	$97,471,393	$24,008	$14,865	$(97,652,645)	$82,384	$19,646

Net loss	-	-	-	-	-	-	-	(93,346)	(1,125)	(94,471)

Foreign currency translation gain	-	-	-	-	-	-	3,637	-	1,131	4,768

Balance - March 31, 2026	5,000,000	$5,000	74,640,766	$74,641	$97,471,393	$24,008	$18,502	$(97,745,991)	$82,390	(70,057)

Capital Contribution	-	-	-	-	14,584	-	-	-	-	14,584

Net loss	-	-	-	-	-	-	-	(94,404)	(1,410)	(95,814)

Foreign currency translation gain	-	-	-	-	-	-	3,412	-	1,365	4,777

Balance - June 30, 2026	5,000,000	$5,000	74,640,766	$74,641	$97,485,977	$24,008	$21,914	$(97,840,395)	$82,345	$(146,510)

							Accumulated
	Preferred Stock		Common Stock		Additional	Statutory	Other			Total
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	surplus reserve	Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Stockholders' Deficit

Balance - December 31, 2024	5,000,000	$5,000	74,640,766	$74,641	$97,471,393	$314	$1,478	$(97,784,280)	$62,652	$(168,802)

Net income (loss)	-	-	-	-	-	-	-	37,500	(143)	37,357

Foreign currency translation gain	-	-	-	-	-	-	251	-	368	619

Balance - March 30, 2025	5,000,000	$5,000	74,640,766	$74,641	$97,471,393	$314	$1,729	$(97,746,780)	$62,877	$(130,826)

Deconsolidation of the discontinued operations	-	-	-	-	-	(314)	-	314	-	-

Net income (loss)	-	-	-	-	-	-	-	30,042	(363)	29,679

Foreign currency translation gain	-	-	-	-	-	-	1,290	-	813	2,103

Balance - June 30, 2025	5,000,000	$5,000	74,640,766	$74,641	$97,471,393	$-	$3,019	$(97,716,424)	$63,327	$(99,044)

The accompanying notes are an integral part of these consolidated financial statements.

HONG YUAN HOLDING GROUP

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(190,285)	$72,823
Net income from discontinued operations	-	(5,787)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,335	359
Lease expense	11,590	19,359
Changes in operating assets and liabilities:
Accounts receivable	20,507	(93,161)
Inventory	(2,567)	4,874
Prepaid expense and other receivable	(26,820)	(60,118)
Deferred expense	2,345	-
Accounts payable and accrued liabilities	211,947	15,982
Deferred revenue	(32,577)	40,444
Operating lease payment	(12,561)	(19,359)
Tax payable	(9,325)	2,135
Due to related party	14,127	22,571

Net Cash Provided by (Used in) Operating Activities from Continuing Operations	(11,284)	122
Net Cash Used in Operating Activities from Discontinued Operations	-	(2,027)
Net Cash Used in Operating Activities	(11,284)	(1,905)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(7,140)	-

Net Cash Used in Investing Activities	(7,140)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from capital contribution	14,572	-

Net Cash Provided by Financing Activities	14,572	-

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	470	852

Net change in cash and cash equivalents	(3,382)	(1,053)
Cash and cash equivalents, beginning of period	16,747	46,291
Cash and cash equivalents, end of period	$13,365	$45,238
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$2,713	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Right of use asset and related liability	$6,564	$46,840

The accompanying notes are an integral part of these consolidated financial statements.

HONG YUAN HOLDING GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Revenue Recognition

The Company recognizes revenues following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

The Company derives its revenues primarily from wholesale and internet sales of fast-moving consumer goods such as food, daily necessities, and electronic products, covering diversified fields such as pre-packaged food, agricultural and by-products, and household goods. Revenue is measured at the amount of consideration the Company expects to receive in exchange for the sale of our product, which occurs at a point in time, typically upon delivery to customers. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

Segment Information

An operating segment is a component of the Company that engages in business activities from which it may earn revenue and incur expenses and is identified on the basis of the internal financial reports that are provided to and regularly reviewed by the Company’s chief financial officer, the Company’s chief operating decision maker (the “CODM”) in order to allocate resources and assess the performance of the segment.

In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM or decision-making group, in deciding how to allocate resources and in assessing performance. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s CODM for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the CODM, reviews operating results by the revenue of different products. Based on management’s assessment, the Company has determined that it has one operating segment as defined by ASC 280, which is wholesale and internet sales of fast-moving consumer goods. All of the Company’s operations and assets are in China.

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

Loss per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted income and loss per share is the same as the basic income and loss per share for the three months ended June 30, 2026 and 2025, as there are no potential shares outstanding that would have a dilutive effect.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of June 30, 2026 and December 31, 2025.

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

Recent Accounting Pronouncements

In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements — Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” The ASU amends the disclosure or presentation requirements related to various subtopics in the FASB ASC. The ASU was issued in response to the SEC’s August 2018 final amendments in Release No. 33-10532, Disclosure Update and Simplification that updated and simplified disclosure requirements that the SEC believed were duplicative, overlapping, or outdated. The guidance in ASU 2023-06 is intended to align GAAP requirements with those of the SEC and to facilitate the application of GAAP for all entities. The amendments introduced by ASU 2023-06 are effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. If, by June 30, 2027, the SEC has not removed the applicable requirements from its existing regulations, the pending content of the associated amendment will be removed from the ASC and will not become effective for any entities. Early adoption is permitted. The adoption of ASU 2023-06 is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires the disaggregation of certain expense captions into specified categories in disclosures within the notes to the consolidated financial statements to provide enhanced transparency into the expense captions presented on the face of the statement of income and comprehensive income. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted, and may be applied either prospectively or retrospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. On January 6, 2025, FASB issued ASU 2025-01 that clarifies for non-calendar year-end entities the interim effective date of Accounting Standards Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Public business entities are required to adopt the guidance in Update 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its related disclosures.

In January 2025, the FASB issued ASU 2025-01 Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) to clarify the effective date guidance introduced in ASU 2024 – 03. The FASB issued ASU 2024-03 on November 4, 2024, which states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027.

In May 2025, the FASB issued ASU 2025-04, Compensation - Stock Compensation (Topic 18) and Revenue from contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The amendments provide guidance on identifying the accounting acquirer in transactions involving a variable interest entity. The amendments clarify the accounting for share-based consideration payable to a customer under Topic 718 and Topic 606. The amendments are effective for annual reporting periods, including interim reporting period within those annual periods, beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient and, if applicable, an accounting policy election to simplify the measurement of credit losses for certain receivables and contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual period in which financial statements have not been issued or made available for issuance.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, will have a material impact on the Company’s consolidated financial statement presentation or disclosures.

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

Note 4 - Property and equipment

Property and equipment consist of:

	June 30,	December 31,
	2026	2025

Office Equipment	$4,315	$4,186
Total	4,315	4,186
Less: accumulated depreciation	(4,099)	(3,977)

Property and equipment, net	$216	$209

Note 5 – Intangible assets

Intangible assets consist of:

	June 30,	December 31,
	2026	2025

Software	$17,005	$9,492
Less: Accumulated amortization	2,362	-

Intangible assets, net	$14,643	$9,492

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

Balance sheet information related to the Company’s leases is presented below:

June 30, 2026
Operating Leases
Operating lease right-of-use assets	$5,443

Operating lease liabilities - current	2,168
Operating lease liability – non-current	2,292
Total operating lease liabilities	$4,460

The following provides details of the Company’s lease expenses:

	Six Months Ended June 30,
	2026	2025
Operating lease expense	$11,590	$19,359

Other information related to leases is presented below:

Six Months Ended
June 30, 2026
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$12,561

Weighted Average Remaining Lease Term:
Operating leases	2.47 years

Weighted Average Discount Rate:
Operating leases	5.6%

Maturities of lease liabilities were as follows:

For the twelve months ending:
June 30, 2027	$2,358
June 30, 2028	2,358
June 30, 2029	-
June 30, 2030	-
June 30, 2031	-
Thereafter	-
Total lease payments	4,716
Less: imputed interest	(256)
Total lease liabilities	$4,460

Note 7 – Related party transaction

During the three six months ended March 31June 30, 2026, the Company’s current majority shareholder advanced $14,127 to the Company as working capital. As of June 30, 2026 and December 31, 2025, the Company owed its current majority shareholder of $352,258 and $338,131, respectively, including $64,103 for acquisition of Hongyuan HK. The advances are non-interest bearing and are due on demand.

Note 8 – Income taxes

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

As of June 30, 2026, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the six months ended June 30, 2026 and 2025, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

Note 9 – Subsequent event

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

We have not yet generated sustained profits from our prior operations. Our independent accountants have expressed a “going concern” opinion. As of June 30, 2026, we had an accumulated deficit of $97,840,395 and a net working capital deficit of $174,082.

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

Revenue Recognition

The Company recognizes revenues following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

The Company derives its revenues primarily from wholesale and internet sales of fast-moving consumer goods such as food, daily necessities, and electronic products, covering diversified fields such as pre-packaged food, agricultural and by-products, and household goods. Revenue is measured at the amount of consideration the Company expects to receive in exchange for the sale of our product, which occurs at a point in time, typically upon delivery to customers. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. The Company has no allowance for doubtful accounts as of June 30, 2026 and December 31, 2025, respectively.

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

Results of Operations for the Three Months Ended June 30, 2026 compared to the Three Months Ended June 30, 2025

Revenue was $32,161 in the three months ended June 30, 2026 compared to $112,812 in the same period last year. The decrease in revenue was mainly due to the decline in Chinese VIEs revenue.

Cost of goods sold was $10,695 in the three months ended June 30, 2026 compared to $17,252 in the same period last year due to the decrease in revenue.

Operating expenses were $116,939 in the three months ended June 30, 2026 compared to $57,676 in the same period last year, an increase of $59,263 or 102.8%. The increase was mainly due to the increase in general and administrative expenses and selling and marketing expenses. The increase in general and administrative expenses in the second quarter of 2026 was mainly due to the increase in personnel expense, and license and regulatory fee related to maintaining the public company, partly offset by the decrease in rent, and office expense.

During the three months ended June 30, 2026, the Company had a net loss of $94,404, compared to a net income of $30,042 in the same period last year, a decrease of $124,446. The decrease in net income in the second quarter of 2026 was primarily due to the decrease in gross profit as a result of the decline in Chinese VIEs revenue and higher operating expenses.

Results of Operations for the Six Months Ended June 30, 2026 compared to the Six Months Ended June 30, 2025

Revenue was $75,858 in the six months ended June 30, 2026 compared to $353,877 in the same period last year. The decrease in revenue was mainly due to the decline in Chinese VIEs revenue.

Cost of goods sold was $32,407 in the six months ended June 30, 2026 compared to $141,599 in the same period last year due to the decrease in revenue.

Operating expenses were $233,491 in the six months ended June 30, 2026 compared to $134,256 in the same period last year, an increase of $99,235 or 73.91%. The increase was mainly due to the increase in general and administrative expenses, selling and marketing expenses, and professional fees. The increase in general and administrative expenses in the six months ended June 30, 2026 was mainly due to the increase in personnel expense, and license and regulatory fee related to maintaining the public company, partly offset by the decrease in rent, and office expense.

During the six months ended June 30, 2026, the Company had a net loss of $187,750, compared to a net income of $67,542 during the same period last year, a decrease of $255,292. The decrease in net income in the six months ended June 30, 2026 was primarily due to the decrease in gross profit as a result of the decline in Chinese VIEs revenue and higher operating expenses.

Liquidity and Capital Resources

As of June 30, 2026 and December 31, 2025, we had a cash balance of $13,365 and $16,747 respectively. During the six months ended June 30, 2026 and 2025, the company’s operations are primarily funded by the Company’s CEO and major shareholder and the minority owners of the Chinese VIEs.

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

Operating Activities

For the six months ended June 30, 2026, net cash used in operating activities was $11,284. This was primarily due to the net loss of $190,285, adjusted by non-cash related expenses of $13,925 which consisted primarily of depreciation and amortization expenses and amortization of lease ROU, and then decreased by favorable changes in working capital of $165,076. The favorable changes in working capital mainly resulted from an increase in accounts payable and accrued liabilities of $ 211,947, an increase in due to related party of $14,127, a decrease in accounts receivable of $20,507, a decrease in deferred expense of $2,345, a decrease in operating lease payment of $12,561, partly offset by an increase in inventory of $2,567, an increase in prepaid expense and other receivable of $26,820, a decrease in deferred revenue of $32,577, and a decrease in tax payable of $9,325.

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

Investing Activities

For the six months ended June 30, 2026, net cash used in investing activities was developing spending of $7,140 on software.

We neither generated nor used cash in investing activities during the six months ended June 30, 2025.

Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities was proceed from capital contribution of $14,572.

We neither generated nor used cash in financing activities during the six months ended June 30, 2025.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we had a net loss of $187,750 for the six months ended June 30, 2026 and a net income of $67,542 for the six months ended June 30, 2025, and had a working capital deficit of $174,082 as of June 30, 2026, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

HONG YUAN HOLDING GROUP

Dated: September 18, 2026	By:	/s/ Li Xudong
Li Xudong
CEO and Chief Financial Officer (chief financial and accounting officer and duly authorized officer)

